Form 10QSB
period 1998-06-30
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 1998-08-14
CIK 1057637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
       ------------------------------------------------------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24213

                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           Maryland                                     52-2097010
----------------------------                -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
         of Incorporation)

          401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
        -----------------------------------------------------------------
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code:           (410) 625-9656

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
            ---------------------------------------------------------
                                (Title of Class)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                      Yes            No X
                                          ---          ---

As of August 1, 1998, 2,486,543 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:Yes         No   X
                                                   ---        ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                         -------

PART I........................................................................

        ITEM 1   FINANCIAL STATEMENTS.........................................
        ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............

PART II.......................................................................

        ITEM 2   CHANGES IN SECURITIES AND USE OF
                  PROCEEDS....................................................
        ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.....................................................
        ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.............................

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               The consolidated financial statements for the three and six months ended June 30, 1998 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Registration Statement on Form SB-2. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods.


            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997, AND JUNE 30, 1998




                                                 December 31,     June 30,
                                                      1997          1998
                                                -------------   -------------
                                                                 (Unaudited)
                         ASSETS
Cash .......................................    $     8,677     $    58,423
Management fees receivable .................        253,002         301,980
Receivables from affiliates ................         35,533          33,488
Advances to officer ........................         72,000           6,127
Office equipment, net ......................          5,204           3,204
Prepaids and other assets ..................          8,645          18,199
Intangible assets, net .....................        693,000         579,000
Investment in affiliate ....................          9,247          10,730
Deferred taxes .............................           --            66,000
                                                -----------     -----------
      Total assets .........................    $ 1,085,308     $ 1,077,151
                                                -----------     -----------
                                                -----------     -----------
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses ......    $   150,997     $   238,019
Due to affiliated company ..................        800,672         697,384
Due to officer .............................         28,473            --
Income taxes payable .......................         48,000          29,608
Noncompete agreement obligation ............        150,000         150,000
                                                -----------     -----------
      Total liabilities ....................      1,178,142       1,115,011
                                                -----------     -----------
STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 20,000,000
  shares authorized,
      2,486,543 issued and outstanding .....          2,487           2,487
   Accumulated deficit .....................        (95,321)        (40,347)
                                                -----------     -----------
         Total stockholders' deficit .......        (92,834)        (37,860)
                                                -----------     -----------
         Total liabilities and
    stockholders' deficit ..................    $ 1,085,308     $ 1,077,151
                                                -----------     -----------
                                                -----------     -----------


The accompanying notes are an integral part of these consolidated balance sheet.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE-MONTHS ENDED JUNE 30, 1997 AND 1998

               AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (Unaudited)


                                                 Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                                1997            1998            1997            1998
                                             -----------     -----------     -----------     -----------
REVENUE:
   Advisory and administrative fees .....    $   534,247     $   809,010     $ 1,043,299     $ 1,577,963
   Other income .........................            430           1,246             894           4,134
                                             -----------     -----------     -----------     -----------
         Total revenues .................        534,677         810,256       1,044,193       1,582,097
                                             -----------     -----------     -----------     -----------
OPERATING EXPENSE:
   Management fees ......................        210,979         318,597         411,781         625,500
   Compensation and benefits ............        115,759         165,640         301,261         340,374
   General and administrative ...........        178,843         212,255         242,566         392,146
   Amortization expense .................         57,000          57,000         114,000         114,000
   Interest expense .....................          2,130          12,747           9,260          25,495
                                             -----------     -----------     -----------     -----------
         Total operating expense ........        564,711         766,239       1,078,868       1,497,515
                                             -----------     -----------     -----------     -----------
          (Loss) income before income tax
            provision (benefit) .........        (30,034)         44,017         (34,675)         84,582

INCOME TAX (BENEFIT) PROVISION ..........        (13,600)         15,408         (13,600)         29,608
                                             -----------     -----------     -----------     -----------
         Net (loss) income ..............    $   (16,434)    $    28,609     $   (21,075)    $    54,974
                                             -----------     -----------     -----------     -----------
                                             -----------     -----------     -----------     -----------
BASIC AND DILUTIVE EARNINGS PER
   SHARE DATA:

   Net (loss) income ....................    $      (.01)    $       .01     $      (.01)    $       .02
                                             -----------     -----------     -----------     -----------
                                             -----------     -----------     -----------     -----------
   Weighted Average Shares Outstanding ..      2,486,543       2,486,543       2,486,543       2,486,543
                                             -----------     -----------     -----------     -----------
                                             -----------     -----------     -----------     -----------


 The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (Unaudited)


                                                            Six Months Ended June 30,
                                                               1997           1998
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ....................................    $ (21,075)    $  54,974
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization .....................      115,982       116,000
      Effect of changes in assets and liabilities-
         Management fees receivable .....................      (17,103)      (48,978)
         Due from affiliates ............................        1,479         2,045
         Advances to officer ............................      (10,000)       65,873
         Prepaids and other assets ......................      (26,026)       (9,554)
         Accounts payable and accrued expenses ..........      163,645        87,022
         Income taxes payable ...........................     (174,477)      (18,392)
         Investment in affiliate ........................         --          (1,483)
         Deferred tax asset .............................         --         (66,000)
         Due to affiliated company ......................       66,430      (103,288)
                                                             ---------     ---------
            Net cash provided by operating activities ...       98,855        78,219
                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office equipment .........................       (5,250)         --
                                                             ---------     ---------
            Net cash used in investing activities .......       (5,250)         --
                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of due to officer ..........................      (70,000)      (28,473)
                                                             ---------     ---------
            Net cash used in financing activities .......      (70,000)      (28,473)
                                                             ---------     ---------
NET INCREASE IN CASH ....................................       23,605        49,746
CASH, beginning of period ...............................        8,162         8,677
                                                             ---------     ---------
CASH, end of period .....................................    $  31,767     $  58,423
                                                             ---------     ---------
                                                             ---------     ---------


 The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1997, AND JUNE 30, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Chapman Capital Management Holdings, Inc. is an investment advisory and investment management company.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chapman Capital Management Holdings, Inc. (CCMH) and its wholly owned subsidiary, Chapman Capital Management (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Chapman Co., an affiliated company, pays for routine operating expenses and provides certain management, data processing, accounting and administrative services to the Company, for which The Chapman Co. is reimbursed. The Chapman Co. also pays salary and benefit expenses, which the Company is allocated a portion. The Chapman Co. allocates those salary and benefit expenses to the Company based on actual salaries related to the Company. These financial statements may not necessarily be indicative of the financial results that would have existed had the Company been operated as an unaffiliated corporation.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 1997 and 1998, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997, included in the Company's Form SB-2 filed. The Company's operating results are significantly affected by the size of the portfolio it manages. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

2.       INITIAL PUBLIC OFFERING:

The Company filed a registration statement for an initial public offering in which it is offering, on a best efforts basis, a minimum of 850,000 shares of common stock and a maximum of 1,250,000 shares of common stock. The proceeds of the IPO will be used to expand the Company's sales and marketing efforts, create new investment products and to provide working capital to support the planned growth of its business. The registration statement was declared effective on June 30, 1998 and the company plans to close on the transaction in the near future.

3.       NEW AUTHORITATIVE STANDARDS:

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 during the six months ended June 30, 1998, and has determined that the adoption of this statement has no impact on the financial statements as the Company has no comprehensive income adjustments.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes a new approach for determining segments within a company and reporting information on those segments. The Company has performed a preliminary assessment of this statement and believes that no disclosure is necessary as the Company has only one segment.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

               Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy.

               Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

               The following discussion should be read in conjunction with the financial statements contained in Item 1 of Part I of this Form 10-QSB.

Results of Operations

The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.



                                                  Three Months Ended June 30,                Six Months Ended June 30,
                                            --------------------------------------   -----------------------------------------
                                                   1997                1998                  1997                  1998
                                            ------------------   -----------------   --------------------   ------------------
                                                     Percentage of       Percentage of         Percentage of        Percentage of
                                                         Total              Total                  Total                Total
                                            Amounts     Revenue   Amounts  Revenue    Amounts     Revenue    Amounts   Revenue
                                           ----------   -------  --------- -------   -----------  --------  ----------  ------
REVENUE:
Advisory and administrative ............   $  534,247     99.9%  $ 809,010   99.8%  $ 1,043,299    99.9%  $ 1,577,963   99.7%
Other income ...........................          430      0.1%      1,246    0.2%          894     0.1%        4,134    0.3%
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---
     Total revenue .....................      534,677    100.0%    810,256  100.0%    1,044,193   100.0%    1,582,097  100.0%
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---
OPERATING EXPENSE:
Management fees ........................      210,979     39.5%    318,597   39.3%      411,781    39.4%      625,500   39.6%
Compensation and benefits ..............      115,759     21.7%    165,640   20.4%      301,261    28.9%      340,374   21.5%
General and administrative .............      178,843     33.4%    212,255   26.2%      242,566    23.2%      392,146   24.8%
Amortization expense ...................       57,000     10.7%     57,000    7.0%      114,000    10.9%      114,000    7.2%
Interest expense .......................        2,130      0.4%     12,747    1.6%        9,260     0.9%       25,495    1.6%
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---
     Total expense .....................      564,711    105.7%    766,239   94.5%    1,078,868   103.3%    1,497,515   94.7%
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---
     Income (loss) before
       income tax provision ............      (30,034)    (5.7%)    44,017    5.5%      (34,675)   (3.3%)      84,582    5.3%

Income tax provision (benefit) .........      (13,600)    (2.6%)    15,408    1.9%      (13,600)   (1.3%)      29,608    1.8%
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---
Net income (loss) ......................   $  (16,434)    (3.1%) $  28,609    3.6%  $   (21,075)   (2.0%) $    54,974    3.5%
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---
                                           ----------     ----   ---------    ---   -----------    ----   -----------    ---


               Total revenue increased by $275,579, or 51.5%, to $810,256 in the three months ended June 30, 1998 from $534,677 in the prior comparable period. Total revenue increased by $537,904, or 51.5%, to $1,582,097 in the six months ended June 30, 1998 from $1,044,193 in the prior comparable period.

               Advisory and administrative fee revenue increased by $274,763, or 51.4%, to $809,010 in the three months ended June 30, 1998 from $534,247 in the prior comparable period. Advisory and administrative fee revenue increased by $534,664, or 51.2%, to $1,577,963 in the three months ended June 30, 1998 from $1,043,299 in the prior comparable period. The increase in advisory and administrative fee revenue reflects an increase in assets under management due largely to growth in assets under the DEM-MET Trust and the introduction of the DEM Equity Fund. As of June 30, 1998, three clients accounted for approximately 77% of the Company's revenue.

               Total expense increased by $201,528, or 35.7%, to $766,239 in the three months ended June 30, 1998 from $564,711 in the prior comparable period. Total expense increased by $418,647, or 38.8%, to $1,497,515 in the six months ended June 30, 1998 from $1,078,868 in the prior comparable period. As a percentage of total revenue, total expense decreased to 94.5% in the three months ended June 30, 1998 compared to

105.7% in the prior comparable period. As a percentage of total revenue, total expense decreased to 94.7% in the six months ended June 30, 1998 compared to 103.3% in the prior comparable period. The decrease in total expense as a percentage of total revenue is largely a result of the Company's increased revenues stemming from a corresponding increase in assets under management of the DEM-MET Trust and the introduction of the DEM Equity Fund, and certain economies of scale resulting therefrom.

               Management fee expense, which consists primarily of the Company's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by $107,618, or 51.0%, to $318,597 in the three months ended June 30, 1998 from $210,979 in the prior comparable period. Management fee expense increased by $213,719, or 51.9% to $625,500 in the six months ended June 30, 1998 from $411,781 in the prior comparable period. The Company's increase in management fee expense largely reflects the increase in assets under management of the DEM-MET Trust and the corresponding expenses associated therewith.

               Compensation and benefits expense increased by $49,881, or 43.1%, to $165,640 in the three months ended June 30, 1998 from $115,759 in the prior comparable period. Compensation and benefits expense increased by $39,113, or 13.0%, to $340,374 in the six months ended June 30, 1998 from $301,261 in prior comparable period. The increase in compensation and benefits is due primarily to the Company's addition of five new employees and annual pay increases. As a percentage of total revenue, compensation and benefits expense decreased to 20.4% in the three months ended June 30, 1998 from 21.7% in the prior comparable period. As a percentage of total revenue, compensation and benefits expense decreased to 21.5% in the six months ended June 30, 1998 from 28.9% in the prior comparable period.

               General and administrative expense increased by $33,412, or 18.7%, to $212,255 in the three months ended June 30, 1998 from $178,843 in the prior comparable period. General and administrative expense increased by $149,580, or 61.7%, to $392,146 in the six months ended June 30, 1998 from $242,566 in the prior comparable period. The increase in general and administrative expense is a result of increased advertising and travel expenses associated with the Company's expanded marketing activities during the period. As a percentage of total revenue, general and administrative expense decreased to 26.2% in the three months ended June 30, 1998 from 33.4% in the prior comparable period. As a percentage of total revenue, general and administrative expense increased to 24.8% in the six months ended June 30, 1998 from 23.2% in the prior comparable period.

               Interest expense was $12,747, in the three months ended June 30, 1998 compared to $2,130 in the prior comparable period. Interest expense was $25,495, in the six months ended June 30, 1998 compared to $9,260 in the prior comparable period. The increase in interest expense is attributable to interest owed by the Company on a note receivable by an affiliate.

               The Company's income tax provision increased by $29,008 to $15,408 in the three months ended June 30, 1998 versus a $13,600 tax benefit in the prior comparable period. The Company's income tax provision increased by $43,208 to $29,608 in the six months ended June 30, 1998 versus a $13,600 tax benefit in the prior comparable period. The increase in income tax provision is due to an increase in the Company's income prior to income taxes during the period.

               Net income increased by $45,043 to $28,609 in the three months ended June 30, 1998 from a loss of $16,434 in the prior comparable period. Net income increased by $76,049 to $54,974 in the six months ended June 30, 1998 from a loss of $21,075 in the prior comparable period. The increase in net income is a result of each of the items discussed above.

Liquidity and Capital Resources

               Historically, the Company has financed its operations through capital contributions from its principal stockholder, loans from affiliates and cash flow from operations.

               A substantial majority of the Company's assets are illiquid consisting primarily of certain intangibles related to non-competition agreements and rights and interests in the DEM-MET Trust. The Company's liquid assets consist primarily of receivables from advisory clients. A relatively small percentage of the Company's total assets are fixed. The Company's total assets as of June 30, 1998 were $1,077,151.

               The final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due in the third quarter of 1998. Management expects that the Company's liquid assets and cash provided by operations will be sufficient to make this payment. As of June 30, 1998, the Company owed $697,384, pursuant to a note which accrues interest at 6.68% per annum, payable to an affiliated company, in connection with the expenses incurred by the Company's introduction of the DEM-MET Trust and a related non-competition agreement.

               The Company's overall capital and funding needs are continually reviewed to ensure that the capital base can support the Company's estimated needs of its business activities. Based upon these reviews, the Company believes it will require the increased capital sought in connection with the Company's proposed initial public offering of its common stock or other alternative financing in order to fully implement the Company's DEM and DEM Multi-Manager strategies.

               The Company's cash was $58,423 as of June 30, 1998.

Effects Of Inflation

               The Company's assets are to a large extent illiquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation and occupancy expenses, which may not be readily recoverable in the prices of services offered to the Company's customers. To the extent inflation results in rising interest rates or has adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations.

Year 2000 Software Issue

               As the year 2000 approaches, existing application software programs and operating systems need to be critically reviewed to determine if they can accommodate information that employs dates after December 31, 1999. Management is working with its software vendors to prepare the Company for the year 2000. Based on information currently available, management does not anticipate that the Company will be required to incur material costs in order to be year 2000 compliant. The Company is, however, still analyzing and modifying its systems and requirements. In addition, the Company has relationships with third parties that have computer systems that may not be year 2000 compliant. To the extent such third parties' systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations or business prospects.


                                     PART II

                                OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

               On May 5, 1998, the Company filed a Registration Statement on Form SB-2 (File No. 333-51883) to register its offering, on a best efforts basis, of a minimum of 850,000 shares and a maximum of 1,250,000 shares of the Company's common stock, par value $.001 (the "Offering"). The Company's Registration Statement was declared effective with the Commission at 5:30 p.m., Washington, D.C. time, on June 30, 1998. The Company did not commence its Offering in this reporting quarter and has not received any proceeds of the Offering in the quarter covered by this report.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual meeting of stockholders on April 23, 1998. The following directors of the Company were re-elected at the meeting:
Nathan A. Chapman, Jr., Earl U. Bravo, Sr. and Theron Stokes. In addition to the election of directors, the Company's stockholders voted at the annual meeting to ratify and approve the selection of Arthur Andersen LLP as the Company's independent public accountants and approve the Company's 1998 Omnibus Stock Plan. The following chart indicates the number of shares outstanding on the record date, the number of shares present at the annual meeting and the number of shares voting in favor of the matters presented at the annual meeting.


                                                         Shares Voting
                                                           in Favor of
              Shares Outstanding    Shares Present           Matters
                on Record Date     at Annual Meeting         Proposed
Common
 Stock           1,989,235              1,830,015           1,830,015


               The Company held a special meeting of stockholders on April 27, 1998 for the purpose of amending the Company's Charter to reflect a change in the Company's name from Chapman Capital Holdings, Inc. to Chapman Capital Management Holdings, Inc. The following chart indicates the number of shares outstanding on the record date, the number of shares present at the special meeting and the number of shares voting in favor of the Charter amendment presented at the annual meeting.

                                                                  Shares Voting
                                                               in Favor of Charter
Common                Shares Outstanding   Shares Present at       Amendment to
 Stock                  on Record Date       Special Meeting       Company Name


                         1,989,235            1,830,015             1,830,015



ITEM 6--EXHIBITS AND REPORTS ON FROM 8-K

A.    Exhibits required by Item 601 of Regulation S-B:

      Exhibit 27:   Financial Data Schedule

B.    Reports on Form 8-K:

      None.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHAPMAN CAPITAL
                                      MANAGEMENT HOLDINGS, INC.

                                      By: /s/ NATHAN A. CHAPMAN, JR.
                                          -------------------------------------
                                          Nathan A. Chapman, Jr.
                                          President, Chairman of the Board
                                          and Director

                                          /s/ M. LYNN BALLARD
                                          -------------------------------------
                                          M. Lynn Ballard
                                          Treasurer and Controller
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

Date:  August 14, 1998

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit

27             Financial Data Schedule