Form 10QSB
period 1998-09-30
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 1998-11-17
CIK 1057637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          ------------------------------------------------------------
                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24213

                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          Maryland                                    52-2097010
-----------------------------                -------------------------------
(State or Other Jurisdiction                 (I.R.S. Employer Identification
  of Incorporation)                           No.)

          401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
     ----------------------------------------------------------------------
                     (Address of Principal Executive Office)

         Issuer's telephone number, including area code: (410) 625-9656
     ----------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes   X       No
                          ------      ---------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
           ----------------------------------------------------------
                                (Title of Class)

As of November 10, 1998, 3,351,334 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes           No  X
                                                   ----          ----

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

Part I....................................................................................................

              ITEM 1      FINANCIAL STATEMENTS............................................................        4
              ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................       10

Part II...................................................................................................

              ITEM 2      CHANGES IN SECURITIES AND USE OF
                            PROCEEDS......................................................................       16
              ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K................................................       16


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

         The consolidated financial statements for the three and nine months ended September 30, 1998 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Registration Statement on Form SB-2. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY
            --------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                 AS OF DECEMBER 31, 1997, AND SEPTEMBER 30, 1998
                 -----------------------------------------------





                                                                                   December 31,   September 30,
                                                                                      1997             1998
                                                                                ---------------  --------------
                                                                                                    (Unaudited)



                                                      ASSETS
Cash and cash equivalents                                                       $        8,677    $    4,447,914
Management fees receivable                                                             253,002           296,319
Receivables from affiliates                                                             35,533            45,750
Advances to officer                                                                     72,000           116,127
Investments                                                                                 -            150,000
Office equipment, net                                                                    5,204             2,204
Prepaids and other assets                                                                8,645            24,231
Intangible assets, net                                                                 693,000           522,000
Investment in affiliate                                                                  9,247             7,068
Deferred taxes                                                                              -             66,000
                                                                                --------------    --------------

       Total assets                                                             $    1,085,308    $    5,677,613
                                                                                --------------    --------------
                                                                                --------------    --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $      150,997    $      282,603
Due to affiliated company                                                              800,672                -
Due to officer                                                                          28,473                -
Income taxes payable                                                                    48,000            32,990
Noncompete agreement obligation                                                        150,000           150,000
                                                                                --------------    --------------

       Total liabilities                                                             1,178,142           465,593
                                                                                --------------    --------------

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 20,000,000 shares authorized,
        2,486,543 and 3,351,334 issued and outstanding, respectively                     2,487             3,351
    Additional paid-in capital                                                              -          5,244,712
    Accumulated deficit                                                                (95,321)          (36,043)
                                                                                ---------------   --------------

           Total stockholders' (deficit) equity                                        (92,834)        5,212,020
                                                                                --------------    --------------

           Total liabilities and stockholders' deficit/equity                   $    1,085,308    $    5,677,613
                                                                                --------------    --------------
                                                                                --------------    --------------




         The accompanying notes are an integral part of these consolidated balance sheets.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
          ---------------------------------------------------------------
                                   (Unaudited)


                                                             Three Months Ended                  Nine months Ended
                                                                September 30,                      September 30,
                                                      -------------------------------------------------------------------
                                                            1997             1998              1997              1998
                                                      ---------------  ---------------   ---------------   --------------

REVENUE:
    Advisory and administrative fees                  $      613,852   $      765,499    $    1,657,151    $    2,343,462
    Interest and other income                                    860           35,108             1,754            39,242
                                                      --------------   --------------    --------------    --------------
          Total revenues                                     614,712          800,607         1,658,905         2,382,704
                                                      --------------   --------------    --------------    --------------
OPERATING EXPENSE:
    Management fees                                          232,263          286,481           644,044           911,981
    Compensation and benefits                                123,188          158,796           424,449           499,170
    General and administrative                               112,040          290,644           354,606           682,790
    Amortization expense                                      57,000           57,000           171,000           171,000
    Interest expense                                           2,130               -             11,390            25,495
                                                      --------------   --------------    --------------    --------------
          Total operating expense                            526,621          792,921         1,605,489         2,290,436
                                                      --------------   --------------    --------------    --------------
          Income before income tax
              provision                                       88,091            7,686            53,416            92,268
INCOME TAX PROVISION                                          39,000            3,382            25,400            32,990
                                                      --------------   --------------    --------------    --------------
          Net income                                  $       49,091   $        4,304    $       28,016    $       59,278
                                                      --------------   --------------    --------------    --------------
                                                      --------------   --------------    --------------    --------------
BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:
    Net income                                        $         .02    $           -     $         .01     $         .02
                                                      --------------   --------------    --------------    --------------
                                                      --------------   --------------    --------------    --------------
    Weighted Average Shares Outstanding                    2,486,543        3,351,334         2,486,543         2,630,675
                                                      --------------   --------------    --------------    --------------
                                                      --------------   --------------    --------------    --------------




         The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
              -----------------------------------------------------
                                   (Unaudited)


                                                                                 Nine months Ended September 30,
                                                                                --------------------------------
                                                                                      1997              1998
                                                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $       28,016    $       59,278
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                   173,982           174,000
       Effect of changes in assets and liabilities-
          Management fees receivable                                                   (39,737)          (43,317)
          Due from affiliates                                                            1,229          (160,217)
          Advances to officer                                                          (10,000)          (44,127)
          Prepaids and other assets                                                      1,053           (15,586)
          Accounts payable and accrued expenses                                        135,625           131,606
          Income taxes payable                                                        (156,600)          (15,010)
          Investment in affiliate                                                          (29)            2,179
          Deferred tax asset                                                                -            (66,000)
          Due to affiliated company                                                     77,262          (800,672)
                                                                                --------------    --------------
              Net cash provided by (used in) operating activities                      210,801          (777,866)
                                                                                --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                                        (5,250)               -
    Repayment of note payable                                                         (150,000)               -
                                                                                --------------    -------------
              Net cash used in investing activities                                   (155,250)               -
                                                                                --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                                                     -          5,245,576
    Repayment of due to officer                                                        (70,000)          (28,473)
                                                                                --------------    --------------
              Net cash (used in) provided by financing activities                      (70,000)        5,217,103
                                                                                --------------    --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (14,449)        4,439,237
CASH AND CASH EQUIVALENTS, beginning of period                                           8,162             8,677
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                        $       (6,287)   $    4,447,914
                                                                                --------------    -------------
                                                                                --------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-
         Interest                                                               $        5,000    $      25,495
                                                                                --------------    -------------
         Taxes                                                                  $      174,000    $     114,000
                                                                                --------------    -------------





         The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                SEPTEMBER 30, 1998
                                ------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -------------------------------------------

Basis of Presentation
---------------------

Chapman Capital Management Holdings, Inc. is an investment advisory and investment management company.

The accompanying unaudited consolidated financial statements include the accounts of Chapman Capital Management Holdings, Inc. (CCMH) and its wholly owned subsidiary, Chapman Capital Management Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Chapman Co., an affiliated company, pays for routine operating expenses and provides certain management, data processing, accounting and administrative services to the Company, for which The Chapman Co. is reimbursed. The Chapman Co. also pays certain salary and benefit expenses, of which the Company is allocated a portion. The Chapman Co. allocates those salary and benefit expenses to the Company based on actual salaries related to the Company. These financial statements may not necessarily be indicative of the financial results that would have existed had the Company been operated as an unaffiliated corporation.

Interim Financial Statements
----------------------------

The consolidated financial statements for the three and nine months ended September 30, 1997 and 1998, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

Cash and Cash Equivalents
-------------------------

Included in cash and cash equivalents is $4,003,543 of cash invested in the Chapman U.S. Treasury Money Fund, a fund managed by Chapman Capital Management, Inc.

2.    INITIAL PUBLIC OFFERING:
      ------------------------

On August 14, 1998, the Company consummated an initial public offering (the Offering) of its common stock, pursuant to which the Company sold 864,791 shares and received net proceeds of approximately $5,246,000.

3.    RELATED PARTY TRANSACTION:
      --------------------------

During third quarter 1998, the Company made two advances to the President of the Company totaling $110,000. There is one note for $65,000, which bears interest at 5.48% per annum and is payable over three years. The second note for $45,000 bears interest at 5.48% per annum and is payable on demand.

4.    NEW AUTHORITATIVE STANDARDS:
      ----------------------------

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 during the nine months ended September 30, 1998, and has determined that the adoption of this statement has an immaterial impact on the financial statements as the Company has minimal comprehensive income adjustments.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes a new approach for determining segments within a company and reporting information on those segments. The Company is presently assessing this statement.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Information

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition, the ability of the Company to implement its business strategy and other risks discussed in this and other reports filed by the Company.

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

         The Company's revenues are derived primarily from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions.

         The Company's assets under management were $498.9 million as of September 30, 1998, compared to $520.8 million under management on June 30, 1998. The net $21.9 million reduction in assets under management during the quarter resulted from investment losses of $45.0 million and net positive client cash flow of $23.1 million. As of

September 30, 1998, three clients accounted for approximately 69.7% of the Company's revenue.

Results of Operations

         The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.


                                                                              Three Months Ended September 30,
                                                     -------------------------------------------------------------------------
                                                                   1997                                    1998
                                                     -------------------------------    --------------------------------------
                                                                       Percentage of                             Percentage of
                                                        Amounts        Total Revenue        Amounts              Total Revenue
                                                     ------------      -------------    --------------           -------------
REVENUE:
Advisory and administrative                          $   613,852             99.9%      $      765,499             95.6%
Interest and other income                                    860              0.1               35,108              4.4
                                                     -----------            -----       --------------            -----
     Total revenue                                       614,712            100.0              800,607            100.0
                                                     -----------            -----       --------------            -----
OPERATING EXPENSE:
Management fees                                          232,263             37.8              286,481             35.8
Compensation and benefits                                123,188             20.0              158,796             19.8
General and administrative support                       112,040             18.2              290,644             36.3
Amortization expense                                      57,000              9.3               57,000              7.1
Interest expense                                           2,130              0.4                    -              0.0
                                                     -----------            -----       --------------            -----
     Total expense                                       526,621             85.7              792,921             99.0
                                                     -----------            -----       --------------            -----
     Income before income tax provision                   88,091             14.3                7,686              1.0

Income tax provision                                      39,000              6.3                3,382              0.5
                                                     -----------            -----       --------------            -----
Net income                                               $49,091              8.0%              $4,304              0.5%
                                                     -----------            -----       --------------            -----
                                                     -----------            -----       --------------            -----












                                                                          Nine Months Ended September 30,
                                                       ---------------------------------------------------------------------
                                                                   1997                                1998
                                                       --------------------------------     --------------------------------
                                                                          Percentage of                       Percentage of
                                                         Amounts          Total Revenue      Amounts          Total Revenue
                                                       -----------        -------------    ------------       -------------
REVENUE:
Advisory and administrative                            $1,657,151             99.9%        $ 2,343,462             98.4%
Interest and other income                                   1,754              0.1%             39,242              1.6%
                                                       ----------            -----         -----------            -----
     Total revenue                                      1,658,905            100.0           2,382,704            100.0

OPERATING EXPENSE:
Management fees                                           644,044             38.8             911,981             38.3
Compensation and benefits                                 424,449             25.6             499,170             20.9
General and administrative support                        354,606             21.4             682,790             28.7
Amortization expense                                      171,000             10.3             171,000              7.2
Interest expense                                           11,390              0.7              25,495              1.0
                                                       ----------            -----         -----------            -----
     Total expense                                      1,605,489             96.8           2,290,436             96.1
                                                       ----------            -----         -----------            -----
     Income before income tax provision                    53,416              3.2              92,268              3.9

Income tax provision                                       25,400              1.5              32,990              1.4
                                                       ----------            -----         -----------            -----
Net income                                                $28,016              1.7%            $59,278              2.5%
                                                       ----------            -----         -----------            -----
                                                       ----------            -----         -----------            -----


         Total revenue increased by $185,895, or 30.2%, to $800,607 in the three months ended September 30, 1998 from $614,712 in the prior comparable period. Total revenue increased by $723,799 or 43.6 %, to $2,382,704 in the nine months ended September 30, 1998 from $1,658,905 in the prior comparable period.

         Advisory and administrative fee revenue increased by $151,647, or 24.7%, to $765,499 in the three months ended September 30, 1998 from $613,852 in the prior comparable period. Advisory and administrative fee revenue increased by $686,311 or 41.4%, to $2,343,462 in the nine months ended September 30, 1998 from $1,657,151 in the prior comparable period. The increase in advisory and administrative fee revenue reflects an increase in assets under management due largely to growth in assets under the DEM-MET Trust and the introduction of the DEM Equity Fund.

         Total expense increased by $266,300, or 50.6%, to $792,921 in the three months ended September 30, 1998 from $526,621 in the prior comparable period. Total expense increased by $684,947, or 42.7%, to $2,290,436 in the nine months ended September 30, 1998 from $1,605,489 in the prior comparable period. The increase is attributable to increased expense associated with marketing activities, including travel, as well as increases in compensation and benefits associated with additional staff. As a percentage of total revenue, total expense increased to 99.0% in the three months ended September 30, 1998 compared to 85.7% in the prior comparable period. As a percentage of total revenue, total expense decreased to 96.1% in the nine months ended September 30, 1998 compared to 96.8% in the prior comparable period.

         Management fee expense, which consists primarily of the Company's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by $54,218 or 23.3%, to $286,481 in the three months ended September 30, 1998 from $232,263 in the prior comparable period. Management fee expense increased by $267,937, or 41.6% to $911,981 in the nine months ended September 30, 1998 from $644,044 in the prior comparable period. The

Company's increase in management fee expense largely reflects an increase in assets under management of the DEM-MET Trust and the corresponding expenses associated therewith.

         Compensation and benefits expense increased by $35,608, or 28.9%, to $158,796 in the three months ended September 30, 1998 from $123,188 in the prior comparable period. Compensation and benefits expense increased by $74,721, or 17.6% to $499,170 in the nine months ended September 30, 1998 from $424,449 in prior comparable period. The increase in compensation and benefits expense is due primarily to the Company's addition of five new employees and annual pay increases. As a percentage of total revenue, compensation and benefits expense decreased to 19.8% in the three months ended September 30, 1998 from 20.0% in the prior comparable period. As a percentage of total revenue, compensation and benefits expense decreased to 20.9% in the nine months ended September 30, 1998 from 25.6% in the prior comparable period.

         General and administrative expense increased by $178,604, or 159.4%, to $290,644 in the three months ended September 30, 1998 from $112,040 in the prior comparable period. General and administrative expense increased by $328,184, or 92.5%, to $682,790 in the nine months ended September 30, 1998 from $354,606 in the prior comparable period. The increase in general and administrative expense is primarily a result of increased marketing and travel expenses associated with the Company's expanded marketing activities during the period. As a percentage of total revenue, general and administrative expense increased to 36.3% in the three months ended September 30, 1998 from 18.2% in the prior comparable period. As a percentage of total revenue, general and administrative expense increased to 28.7% in the nine months ended September 30, 1998 from 21.4% in the prior comparable period.

         No interest expense was incurred in the three months ended September 30, 1998 versus $2,130 for the prior comparable period. Interest expense was $25,495 in the nine months ended September 30, 1998 compared to $11,390 in the prior comparable period. The increase in interest expense is attributable to interest owed by the Company on a note owed to an affiliate. The note was retired in the three month period ended September 30, 1998 by applying proceeds of the Company's initial public offering of common stock.

         The Company's income tax provision decreased by $35,618 in the three months ended September 30, 1998 to $3,382 from 39,000 in the prior comparable period. The Company's income tax provision increased by $7,590 to $32,990 in the nine months ended September 30, 1998 versus 25,400 in the prior comparable period. The change in income tax provision is due to the change in the Company's income prior to income taxes during the period.

         Net income decreased by $44,787 to $4,304 in the three months ended September 30, 1998 from $49,091 in the prior comparable period. Net income increased by $31,262 to $59,278 in the nine months ended September 30, 1998 from $28,016 in the prior comparable period. The change in net income is a result of each of the items discussed above.

Liquidity and Capital Resources

         Historically, the Company has financed its operations through capital contributions from its principal stockholder, loans from affiliates and cash flow from operations.

         The Company's liquid assets consist primarily of receivables from advisory clients and the proceeds of its initial public offering of Common Stock. A relatively small percentage of the Company's total assets are fixed. The Company's total assets as of September 30, 1998 were $5,677,613.

         The final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due in the fourth quarter of 1998. Management expects that the Company's liquid assets and cash provided by operations will be sufficient to make this payment

         The Company's overall capital and funding needs are continually reviewed to ensure that the capital base can support the Company's estimated needs of its business activities. Historically the Company has utilized and relied upon loans from affiliates to aid in providing additional funds for operations. Based upon the Company's review of its funding needs, the Company does not anticipate having to rely upon affiliated loans and intends to operate on a going forward basis primarily upon its cash from operations and its liquid assets. The Company believes that its current capital structure is adequate to support its current operations.

         The Company's cash was $4,447,914 as of September 30, 1998.

Year 2000 Software Issue

         As the year 2000 approaches, existing software programs and operating systems need to be critically reviewed to determine if they can accommodate information that employs dates after December 31, 1999. Pursuant to an Expense Allocation Agreement dated June 19, 1998 (the "Agreement"), between the Company and The Chapman Co. ("CCO"), an affiliate of the Company, upon timely payment by the Company of its allocated share of expenses, CCO provides for the Company's administrative services and equipment rental needs in connection with its business operations. These services include shared information services, telecommunications services and activities intended to make the Company's software and operating systems year 2000 compliant.

         In connection with the Agreement, CCO has prepared a written plan detailing the Company's software and operating systems' compliance issues for the year 2000. The plan identifies critical and non-critical operating systems of the Company. CCO is working with its hardware and software vendors and other third parties to prepare the Company for the year 2000. Based on information currently available, management does not anticipate that the Company will be required to incur material costs in order to be year 2000 compliant. Any of the Company's external costs, for consultants or advisors, and any purchase or lease of software or hardware, are covered by the Agreement.

         The Company anticipates that most of the necessary hardware and software renovations necessary to render the Company year 2000 compliant will be completed by December 31, 1998. Management plans to test its systems during the first quarter of 1999 to confirm such compliance. According to CCO's plan, the testing and implementation phases of the compliance process are scheduled to be completed by March 31, 1999.

         CCO has allocated funds not to exceed $100,000 during fiscal year 1998 to cover CCO's assessment of systems, internal testing and replacement and modification of existing systems. The Company estimates that costs, not exceeding $50,000, will be incurred by CCO in fiscal year 1999 for point-to-point testing, SIA Industry-wide testing, the implementation of contingency plans and the continuation and advancement of its efforts in fiscal year 1998. CCO is, however, still analyzing and modifying the Company's systems and requirements and the Company may incur additional costs.

         The Company has relationships with third parties, other than CCO, who may have computer systems that are not year 2000 compliant. To the extent CCO or such third parties' systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations or business prospects. The Company has identified the third parties upon which it relies for mission-critical systems and is contacting and confirming their year 2000 system compliance is a component of management's year 2000 compliance plan. The Company intends to conclude its confirmation with third parties in the last quarter of 1998.

         While the Company believes that it is taking prudent and necessary action to comply with year 2000 requirements, there can be no assurances that the systems of CCO or another third party will be year 2000 compliant. In the event that CCO or another third party is not in compliance with year 2000 requirements, the Company could encounter material disruption to its communications and informations systems, potentially causing material adverse effects upon its results of operations, liquidity and financial condition and potentially exposing the Company to liability to its account holders and managed investment companies.

         A contingency plan is currently being prepared in the event that the Company or third parties do not successfully complete the testing phase, or vendors of critical systems are unable to confirm that their systems will be year 2000 compliant. The written contingency plan is being prepared for all critical systems of the Company. The Company estimates that its contingency plan is approximately 50% complete and completion is expected in or around mid February, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

              On May 5, 1998, the Company filed a Registration Statement on Form SB-2 (File No. 333-51883) to register its offering, on a best efforts basis, of a minimum of 850,000 shares and a maximum of 1,250,000 shares of the Company's common stock, par value $.001 (the "Offering"). The Company's Registration Statement was declared effective with the Commission at 5:30 p.m., Washington, D.C. time, on June 30, 1998. The Company filed Post-Effective Amendment No. 1 to the Registration Statement on August 11, 1998 and the Company's Offering commenced on August 14, 1998. Upon the sale of 864,791 shares of the Company's Common Stock by its Placement Agent, The Chapman Co., the offering was terminated. The Company estimates that in connection with its Offering, it incurred approximately $807,961 in expenses, and received net proceeds of $5,245,576. As disclosed in the Company's Registration Statement, a portion of these expenses included a management fee paid to the Placement Agent, The Chapman Co., an entity for which the Company's President and Chief Executive Officer serves in the same capacity.

              During this reporting period the Company applied Offering proceeds in the amount of $703,758 for the repayment of indebtedness to affiliates of the Company. The Company applied approximately $500,050 of the Offering proceeds allocated to working capital during the reporting period to cover general corporate expenditures. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         Exhibit 10.1: $65,000 Promissory Note of Nathan A. Chapman, Jr. to the Company dated August 21, 1998.

         Exhibit 10.2: $45,000 Demand Note of Nathan A. Chapman, Jr. to Chapman Capital Management, Inc. dated July 2, 1998.

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

                                   CHAPMAN CAPITAL
                                   MANAGEMENT HOLDINGS, INC.

                                   By:/S/ NATHAN A CHAPMAN JR.
                                      ------------------------
                                          Nathan A. Chapman, Jr.
                                          President, Chairman of the Board
                                          and Director


                                      /S/ MARIA MARKHAM THOMPSON
                                      --------------------------
                                      Maria Markham Thompson
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

Date:  November 13, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.       Description of Exhibit

10.1 $65,000 Promissory Note of Nathan A. Chapman, Jr. to the Company dated August 21, 1998.

10.2 $45,000 Demand Note of Nathan A. Chapman, Jr. to Chapman Capital Management, Inc. dated July 2, 1998.

27                Financial Data Schedule