Form 10KSB
period 1998-12-31
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 1999-03-31
CIK 1057637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-24213

                     CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.
                 -----------------------------------------------
                  (Name of Small Business Issuer in Its Charter)
            MARYLAND                                            52-2097010
       ----------------                                       ---------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

           401 EAST PRATT STREET, 28TH FLOOR, BALTIMORE, MARYLAND 21202
           ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (410) 625-9656
                                               ----------------
Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                   COMMON STOCK, PAR VALUE $0.001 PER SHARE
                   ----------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No  X
    ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were:  $3,218,326.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 10, 1999 was $6,990,221.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of Common Stock of the registrant as of March 10, 1999 was 3,351,334. Transitional Small Business Disclosure Format
(check one).  Yes [   ]  No [ X ]

                       Documents Incorporated by Reference

Selected portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and selected portions of the Proxy Statement pertaining to the Annual Meeting are incorporated herein by reference into Parts II and III.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----

PART I


   ITEM 1.  DESCRIPTION OF BUSINESS....................................... 3

   ITEM 2.  DESCRIPTION OF PROPERTY....................................... 8

   ITEM 3.  LEGAL PROCEEDINGS............................................. 9

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 9

PART II


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 9

   ITEM 5A. RISK FACTORS..................................................10

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................15

   ITEM 7.  FINANCIAL STATEMENTS..........................................15

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................15

PART III


   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....15

   ITEM 10. EXECUTIVE COMPENSATION........................................15

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................16

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................16

   ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.........................16




Domestic Emerging Markets(R) and DEM(R) are registered trademarks and DEM Profile(TM), DEM Universe(TM), DEM Company(TM) DEM Index (TM) and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Chapman Capital Management Holdings, Inc. (the "Company") is an African-American owned and controlled holding company. The Company's wholly-owned operating subsidiary, Chapman Capital Management, Inc. ("CCM"), is an investment management company that is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser. CCM manages the assets of registered investment companies and the funds of individual and institutional investors on a separate account basis. As of February 28, 1999, CCM had approximately $619.0 million in total assets under management. (Unless the context otherwise indicates, the Company and CCM are hereinafter referred to collectively as the "Company")

         The Company manages assets for two registered open-end investment portfolios, the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc. The DEM Equity Fund and The Chapman U.S. Treasury Money Fund are sometimes referred to herein as the "Funds." In December 1996, the Company established a private group trust, the Domestic Emerging Markets-Minority Equity Trust Fund for Qualified Employee Benefit Plans (the "DEM-MET Trust") for which it provides investment management services.

         The Company is headquartered at the World Trade Center--Baltimore, 401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202 and its telephone number is (410) 625-9656. The Company was incorporated in Maryland on January 8, 1998. CCM, a District of Columbia corporation, was established as an investment advisor in 1988.

STRATEGY

         The Company has implemented a strategic initiative called the Domestic Emerging Markets ("DEM") strategy which seeks investment in domestic companies controlled by African-Americans, Asian-Americans, Hispanic-Americans and women (the "DEM Profile"). The Company believes that there exists a substantial demand, especially from government entities and large institutions, to invest in companies that meet the DEM Profile ("DEM Companies") and has designed its investment products to provide a single source for meeting this objective while achieving a competitive rate of return.

         In addition, in December 1996, the Company established and currently acts as advisor to the DEM-MET Trust. As advisor, the Company allocates a portion of the investment responsibility for the trust's assets among investment management companies that meet the DEM Profile. The Company introduced this strategy, the DEM Multi-Manager strategy, with the DEM-MET Trust and will seek to increase its assets under management through the development of additional products under this strategy.

         The Company's DEM and DEM Multi-Manager strategies are in the early stages of implementation. The Company has not conducted any marketing surveys to test their marketability nor has the Company engaged in any significant marketing of these strategies.

Therefore, the viability of the DEM and DEM Multi-Manager strategies and their level of market acceptance is largely unknown.

INVESTMENT PRODUCTS

         The Company currently manages two registered investment portfolios, the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc. The Company has formed and manages one private investment trust, the DEM-MET Trust. The Company also advises corporate, institutional and individual investors on a separate account basis.

         DEM EQUITY FUND is a non-diversified portfolio of The Chapman Funds, Inc., a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The principal investment objective of the DEM Equity Fund is aggressive long-term growth through investment in equity securities of companies meeting the DEM Profile. As of February 28, 1999, the DEM Equity Fund had approximately $9.96 million in assets. The DEM Equity Fund commenced operations in April 1998.

         THE CHAPMAN U.S. TREASURY MONEY FUND, also a portfolio of The Chapman Funds, Inc., invests solely in short-term direct obligations of the U.S. Government and repurchase agreements collateralized fully by direct obligations of the U.S. Government. This fund is intended primarily for state and local governments and their authorities and agencies. As of February 28, 1999, The Chapman U.S. Treasury Money Fund had approximately $74.4 million in assets. The Chapman U.S. Treasury Money Fund began operations in June 1989.

         DEM-MET TRUST was organized in 1996 under New York law. The DEM-MET Trust is intended to qualify as a tax-exempt pooled trust for qualified employee benefit plans and certain governmental plans. The DEM-MET Trust is the first product introduced by the Company that employs the DEM Multi-Manager strategy. See "--Strategy." The DEM-MET Trust allocates its assets to investment portfolios managed by money managers meeting the DEM Profile. These money managers invest their allocated assets in the securities of domestic and foreign issuers which may consist of common stock, or other types of equity investments, or temporary money market funds chosen by the Company. The Company acts as investment advisor to the DEM-MET Trust and in such capacity is responsible for selecting and monitoring the sub-advisors, all of whom meet the DEM Profile. As of February 28, 1999, the Company had sub-advisory relationships with fourteen investment advisors, all of which meet the DEM Profile. The Company evaluates such sub-advisors monthly and reallocates assets among existing sub-advisors and new sub-advisors as necessary. The DEM-MET Trust was created in December 1996 pursuant to an agreement between The Chapman Co. and Bankers Trust Company, as custodial trustee. As of February 28, 1999, the DEM-MET Trust had approximately $265.5 million in assets.

         SEPARATE ACCOUNTS The Company also provides investment advisory services to separate accounts under individual investment advisory agreements. The Company manages equity and debt portfolios with varied investment objectives including long term capital appreciation and current income. As of February 28, 1999, approximately 40.5% of the separate accounts under management incorporate the DEM strategy as an investment objective. The Company will continue to attempt to differentiate itself from other investment managers by providing the DEM strategy as an investment objective. As of February 28, 1999, the Company managed approximately $269.1 million in assets for separate accounts, of which $109.1 million was invested pursuant to the DEM Strategy.

         Compensation for individual investment advisory services is typically based upon assets under management.

         All of the Company's investment advisory services including portfolio management, marketing, research and customer service are provided from the Company's Baltimore headquarters and each of Company's affiliated investment companies maintains its office at the Baltimore headquarters.

MARKETING AND CUSTOMER SERVICE

         The Company's marketing strategy is to provide a single source for investing in DEM companies while achieving a competitive rate of return. The Company aggressively markets to large corporations, government entities and other institutions seeking investment in DEM Companies.

         The Company targets its marketing efforts to the various types of customers that use its investment advisory and asset management services. The Company's separate accounts are typically large institutional investors. The Company markets to these accounts through customer support activities and personal sales efforts by officers of the Company. This strategy has also been utilized with the DEM-MET Trust due to the small number of large investors that have invested in the trust.

         The Company's proprietary investment products are distributed by The Chapman Co., an affiliate of the Company. To date, the Company's investment product marketing activities have been providing "wholesale" marketing assistance to support The Chapman Co.'s direct retail selling efforts. The Company intends to offer proprietary investment funds to banks, insurance companies, providers of 401(k) deferred compensation plans and other institutions ("Institutional Resellers") for resale to their customers. The Company will provide support to The Chapman Co. in marketing to Institutional Resellers and to the Institutional Resellers' own retail sales forces. The Company may also undertake some limited advertising of its proprietary investment products.

         In addition to separate accounts and proprietary investment products, the Company will seek to enter into agreements with other investment advisors whereby the Company will act as a sub-advisor with respect to their proprietary investment products. The Company will provide wholesale marketing assistance to the distributors of such third-party proprietary investment products to ensure that such products are effectively marketed by the third-party distributors to the investment community.

RESEARCH

         As of February 28, 1999, the Company employed two portfolio managers. The Company intends to hire additional portfolio managers to support its existing investment advisory and management services and to facilitate the introduction and maintenance of new investment products.

         The Company currently employs a buy-side analyst to assist the portfolio managers in investment research, monitoring of investment opportunities and the development and maintenance of the Company's proprietary DEM valuation and screening model. The Company also utilizes the research services of The Chapman Co. for coverage on certain companies meeting the DEM Profile. The Company intends to expand its research staff by hiring additional buy-side analysts.

INDUSTRY

         Revenues in the investment management industry are fee-based and determined primarily by assets under management. Therefore, the principal determinant of growth in the industry is the growth of assets under management. The major factors which influence changes in assets under management are changes in the market value of securities; net cash flow into or out of existing accounts; gains of new or losses of existing accounts; and the introduction of new products by the industry or by particular firms.

         In general, assets under management in the industry have increased steadily. According to the Investment Company Institute, the combined assets of the nation's mutual funds increased by $1,062.2 billion in 1998 to a total of $5.530 trillion under management. Assets under management rose approximately 24% for the year 1998, reflecting both the performance of the stock markets as well as new investment by mutual fund owners. Net new cash flow into mutual funds rose for the fourth straight year to a record $478.9 billion in 1998 with increases in all fund categories including equity, bond and income, and money market.

         Although as of February 28, 1999, the Company's total assets under management attributable to mutual funds are approximately 13.6% of its total assets under management, the Company intends to emphasize the creation of new mutual fund investment products as part of its ongoing strategy.

GOVERNMENT REGULATION

         The Company's business is subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict, or prohibit an advisor from carrying on its business in the event that it fails to comply with applicable laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures, and fines. The Company believes that it is in substantial compliance with all material laws and regulations.

         The Company is registered with the Commission under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is subject to examination by the Commission. Under Section 206 of the Advisers Act, it is unlawful for any investment advisor to: (i) employ any device, scheme, or artifice to defraud any client or prospective client; (ii) engage in any transaction, practice, or course of business which operates as a fraud or deceit upon any client or prospective client; or (iii) engage in any act, practice, or course of business which is fraudulent, deceptive or manipulative. The Advisers Act imposes numerous other obligations on registered investment advisors including fiduciary duties, recordkeeping requirements, operational requirements, and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of the Company to comply with the requirements of the Commission could have a material adverse effect on the Company.

         An investment advisor to a registered investment company, its principals, and its employees may also be subject to proceedings initiated by the Commission to impose remedial sanctions for violation of any provision of the federal securities laws and the regulations adopted thereunder, and the Commission may prohibit such investment advisor to an investment company from continuing to act in such capacity. Stockholders of registered investment companies or the Commission may also bring an action against the officers, directors, and investment advisor for breach of fiduciary duty in establishing the compensation paid to the investment advisor.

         The Funds are registered with the Commission under the Investment Company Act and the sale of shares in the Funds has been registered under the Securities Act of 1933, as amended (the "Securities Act"). Investment companies such as The Chapman Funds, Inc. and any future registered investment companies established and/or advised by the Company, are subject to considerable substantive regulation. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of open-end investment companies such as the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, can only be offered at a uniform public offering price based on the current net asset value per share plus the sales load. No more than 60% of the directors of registered investment companies can be interested persons, defined to include, among others, persons affiliated with the management company or underwriter, and a majority of the directors must not be affiliated with the underwriter. The advisory agreement must have initially been approved by a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. The advisory agreement must be subject to termination upon 60 days notice by the board or by the outstanding voting shares. The underwriting agreement must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in the event of an assignment. With limited exceptions, transactions between the investment company and an affiliate can be entered into only if approved by the Commission, after notice and opportunity for hearing, as fair and equitable.

         The Company derives a large portion of its revenues from its investment company management agreements. Under the Advisers Act, the Company's investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

COMPETITION

         The Company's investment advisory business competes with a number of larger, more established investment advisors and securities firms. Competition is influenced by various factors, including product offering, quality of service and price. All aspects of Company's advisory business are competitive, including competition for assets to manage. Large national firms, often with more personnel, have much greater marketing, financial, technical, research, and other capabilities. These firms offer a broader range of financial services than the Company and compete not only with the Company and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. The investment funds managed by the Company are similarly subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the Company's affiliated investment funds.

         The Company's investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker/dealers and other financial service firms. Most of these firms are larger and have access to greater resources than the Company. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities which may compete directly with the Company is a frequent occurrence. The Company directly competes with many firms which are of similar or larger size. The Company's ability to increase and retain assets under management could be materially adversely affected if client accounts or the Company's affiliated investment funds under-perform specified market benchmarks. The ability of the Company to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions.

         A large number of investment products including mutual funds, are sold to the public by investment management firms, broker/dealers, insurance companies and banks in competition with the investment products offered by the Company. Many of the Company's competitors apply substantial resources to advertising and marketing their investment products which may adversely affect the ability of the Company's investment products to attract new assets. The Company expects that there will be increasing pressures among investment advisors to obtain and hold market share.

PERSONNEL

         At February 28, 1999, the Company had approximately nine full-time employees and shares three employees with affiliated companies. None of the Company's personnel is covered by a collective bargaining agreement. Management considers the Company's relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The principal executive offices of the Company are located at the World Trade Center--Baltimore, 401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202 where the Company shares approximately 10,000 square feet of office space under a lease maintained by The Chapman Co. The Chapman Co.'s lease for these premises expires in 2000. The Company is allocated furniture and equipment leased by The Chapman Co. from an affiliated entity.

ITEM 3.  LEGAL PROCEEDINGS

         Many aspects of the Company's business involve substantial risks of liability, including exposure under federal and state securities laws. The Company maintains an errors and omissions insurance policy in the amount of $1 million insuring it against these risks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 1998, the following securities were issued by the Company without registration under the Securities
Act:

On January 8, 1998, the Company issued 1,989,235 shares of Common stock to The Chapman Co. in exchange for all of the outstanding shares of capital stock of Chapman Capital Management, Inc. This transaction was exempt from registration under the Securities Act under Section 4(2) because it did not involve a public offering. Such transaction was completed without an underwriter.

On April 30, 1998, the Company issued 497,308 shares of Common Stock to its stockholders of record as of April 29, 1998 as a stock dividend. This transaction was exempt from registration under the Securities Act under Section 4(2) because it did not involve a public offering. Such transaction was completed without an underwriter.

PROCEEDS OF THE OFFERING

         On June 30, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-51883) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

          During this reporting period the Company applied Offering proceeds in the amount of approximately $813,000 for the repayment of indebtedness to affiliates of the Company. The Company applied approximately $179,000 to the creation of new investment products, $230,000 to expand sales and marketing efforts; $134,000 to promote the DEM strategies, $813,000 for repayment of indebtedness to affiliates of the Company and $500,000 for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final application of such proceeds.

         The remainder of the information required by Item 5 is incorporated by reference from the information set forth under the heading "Stockholder Information" in the selected portions of the 1998 Annual Report filed as Exhibit
13.01 to this Form 10-KSB.

ITEM 5A. RISK FACTORS

         The words "believes," "intends," "anticipates," and "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties. In light of these risks and uncertainties, many of which are described in detail in the risk factors set forth below, actual results could differ materially from the forward-looking statements contained in this document.

NET LOSS; RISK OF INABILITY TO MANAGE GROWTH

         We have experienced and expect to continue to experience significant growth in our business activities and the number of our employees. This growth requires increased investment in personnel, financial and management systems and controls and facilities. In addition, we intend to add personnel to support the increase in assets under management that we will seek in executing our strategies. Unless we achieve revenue growth in line with our growth in expenses, we will continue to incur operating losses. Furthermore, our inability to manage such growth could have a material adverse effect on our continued operations. During 1998, we had a net loss of $106,000.

         Further, as is common in the investment advisory business, we are, and will continue to be, highly dependent on the effective and reliable operation of our communications and information systems. Any difficulty in the operation of existing systems, the implementation of new systems or the training of personnel could adversely affect our ability to manage growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Software Issue."

DEPENDENCE ON KEY INVESTMENT MANAGEMENT CLIENTS

         All of our agreements with our advisory clients are terminable by the client upon short notice (typically 30-60 days prior written notice). If the DEM-MET Trust or any of our key investment management clients were to terminate their advisory arrangements with us or if large investors of the DEM-MET Trust were to withdraw their funds, our advisory fee revenue would be materially and adversely affected.

         The DEM-MET Trust, with $265.5 million in assets under management, represents approximately 42.8% of our assets under management as of February 28, 1999, 58.6% of our revenues in 1998 and 22.6% of our net advisory and administrative fees in 1998 after deducting fees paid by the Company to sub-advisers on behalf of the DEM-MET Trust. The largest of four investors in the DEM-MET Trust represents approximately 30.2% of our assets under management as of February 28, 1998. Excluding the DEM-MET Trust and its clients, the Company's two largest clients represent 26.8% of the Company's assets under management as of February 28, 1999 and 14.4% of the Company's revenues for 1998.

HIGHLY COMPETITIVE INDUSTRY

         The investment advisory business is extremely competitive. We encounter intense competition in all aspects of the investment advisory business and compete directly with other firms, a significant number of which have greater capital, experience and other resources than ours. Competition also exists for experienced personnel including technical personnel and account executives. In addition to competition from firms currently in the investment advisory business, recently there has been increasing competition from other sources, such as commercial banks and insurance companies offering financial services.

UNPROVEN NATURE OF DEM AND DEM MULTI-MANAGER STRATEGIES

         We have implemented and intend to use substantial resources to promote our DEM and DEM Multi-Manager strategies. The Domestic Emerging Markets, or DEM, strategy seeks investment in domestic companies that meet the DEM Profile in that they are controlled by African-Americans, Asian-Americans, Hispanic-Americans and women. The DEM Multi-Manager strategy seeks investment management clients who wish to allocate investment responsibility for their assets among multiple investment managers that meet the DEM Profile. As of February 28, 1999, we had approximately $119.1 million and $265.5 million in assets under management using the DEM and DEM-Multi-Manager investment strategies, respectively.

         The success of the DEM and DEM Multi-Manager strategies will be dependent upon our ability to attract funds earmarked for investment in such strategies on both an institutional and retail basis. The DEM strategy is further dependent on our ability to identify appropriate investments from the universe of DEM companies. Because the DEM and DEM Multi-Manager strategies are in the initial stages of introduction, their market acceptance is unknown and there can be no assurance that we will be able to attract significant amounts of investment capital for management under such strategies. Moreover, our belief that these strategies offer a significant opportunity for the growth of our business is not based upon marketing studies, or demographic or feasibility reports, but is based solely upon the judgment of our management team and our experience to date from our limited marketing of DEM and DEM Multi-Manager products. Further, we have and will continue to incur significant marketing, legal and accounting expenses in the creation of new investment products. Such expenses are ordinarily incurred significantly in advance of the introduction of such products. If such products do not gain broad market acceptance, we would likely lose such initial investments. Although, we have identified approximately 180 publicly-traded companies that meet the DEM Profile, there can be no assurance that the investment portfolios of such companies will attract initial or continued investment or that the companies meeting the DEM Profile will be able to maintain continued growth.

DEPENDENCE ON KEY PERSONNEL; DUTIES TO OTHER COMPANIES

         For the foreseeable future, we will place substantial reliance upon the personal efforts and abilities of Nathan A. Chapman, Jr., our President, who will not devote his full time to our activities. The loss of the services of Mr. Chapman may have a material adverse effect on our business, operations, revenue and/or business prospects.

POTENTIAL ADVERSE EFFECTS OF CHANGES IN ECONOMY AND MARKET CONDITIONS

         The financial markets and businesses operating in the securities industry are highly volatile and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. There can be no assurance that broad market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in performance by our investment products and separate accounts, which may adversely affect assets under management and/or fees. Our revenues from investment management are directly related to fluctuations in the dollar amount of assets under management.

RELATIONSHIPS WITH OTHER CHAPMAN ENTITIES AND POTENTIAL CONFLICTS OF INTEREST

         We act as investment advisor, pursuant to investment advisory agreements, for two active registered investment portfolios, the DEM Equity Fund, and The Chapman U.S. Treasury Money Fund, each an open-end portfolio of The Chapman Funds, Inc. Our revenues in connection with these related-party agreements accounted for 12.4% and 12.7% of our revenues in the years ended December 31, 1997 and 1998, respectively. At our request, Nathan A. Chapman, Jr., our President and Chairman of the Board; Earl U. Bravo, Sr., our Vice President, Secretary and Assistant Treasurer; and M. Lynn Ballard, our Treasurer and Assistant Secretary; serve as President and Chairman of the Board; Secretary and Assistant Treasurer; and Treasurer and Assistant Secretary, respectively, of The Chapman Funds, Inc. In addition, several of our key executives, including Mr. Chapman, are also officers and/or directors of holding companies owning all of the outstanding equity securities of The Chapman Co. and The Chapman Insurance Agency Incorporated. The common management and/or ownership among the Company and these other companies may involve potential conflicts of interest with respect to the terms of business transactions, allocations of shared expenses for overhead (including compensation of shared employees, lease payments and other expenses) and the allocation of business opportunities between us and such other companies. Further, because our key executives are also senior executives of other companies, they will not be able to devote all of their time to our business affairs. Although there is no written agreement, we expect that Mr. Chapman will devote no less than 33% of his time to our operations and entities that he serves at our request. All business transactions and allocations of overhead between us and such other companies are approved by a committee of the Board of Directors composed of independent, outside directors. Furthermore, the compensation of our President will be approved by the Compensation Committee of the Board of Directors, a majority of the members of which are independent, outside directors.

EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE/CONTROL BY PRINCIPAL STOCKHOLDER

         Nathan A. Chapman, Jr. directly holds 2,285,143 shares, or approximately 68.1%, of the outstanding shares of Common Stock. All of such shares are available for resale in the public market under Rule 144 promulgated pursuant to the Securities Act. As of February 28, 1998, an additional 151,620 shares, or approximately 4.5% of the outstanding Common Stock, where held in inventory by a subsidiary of an affiliate of the Company and Mr. Chapman, The Chapman Co., in its capacity as market-maker for the Common Stock. All of the shares held by The Chapman Co. are available for immediate resale. Sales of a significant number of shares of Common Stock in the public market could have a material adverse effect on the market price of the Common Stock. Further, due to his share ownership, Mr. Chapman controls the outcome of all matters submitted to our stockholders for approval, including the election of all of our directors.

YEAR 2000 SOFTWARE ISSUE

         As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate information that employs dates after December 31, 1999. We are working with our software vendors to prepare our systems for the year 2000. Based on information currently available, we do not anticipate that we will incur significant operating expenses or be required to incur material costs to be year 2000 compliant. We are, however, still analyzing and modifying our systems and requirements. In addition, we have relationships with third parties that have computer systems that may not be year 2000 compliant. To the extent that their systems are not fully year 2000 compliant, we can not be sure that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on our business, financial condition, results of operations, or business prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Software Issue."

REGULATORY RISKS

         Our business, and the investment management industry generally, are subject to regulation at both the federal and state levels. Pursuant to the National Securities Markets Improvement Act of 1996, regulatory oversight of investment advisors is divided between the Securities and Exchange Commission and state regulatory authorities. Because our wholly-owned subsidiary, Chapman Capital Management, Inc., or CCM, has assets under management in excess of $25 million, CCM is required to be registered with, and is subject to regulation by, the Securities and Exchange Commission and, with the exception of state anti-fraud regulations, CCM is generally exempt from registration and regulation at the state level. These regulations are designed primarily for the protection of our clients rather than our stockholders. Failure of CCM or its employees to comply with any of the laws, rules or regulations of any state or federal regulatory authority could result in a fine, injunction, suspension or expulsion from the industry, which could have a material adverse impact upon us. Although we have implemented procedures designed to achieve compliance with such laws, rules and regulations, we cannot be sure that a failure to comply will not have a material adverse effect upon us. Furthermore, amendments to existing statutes and regulations or the adoption of new statutes and regulations could require us to alter our methods of operation at costs which could be substantial.

NO DIVIDENDS

         To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash dividends in the foreseeable future. We intend to retain all earnings, if any, for the foreseeable future for our continued growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by Item 6 is incorporated by reference from the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the selected portions of the 1998 Annual Report filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

         Information required by Item 7 is incorporated by reference from the information set forth under the heading "Financial Statements" in the selected portions of the 1998 Annual Report filed as Exhibit 13.01 to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information regarding directors and executive officers required by
Item 9 is incorporated by reference from the information set forth under the heading "Proposal 1 - Election of Directors -- Directors and Executive Officers" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the information set forth under the heading "Principal Stockholders" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as part of this Registration Statement:

EXHIBIT
 NO.                                 DESCRIPTION

       1.1 Form of Underwriting Agreement between the Company and The Chapman Co. (1)

       1.2 Form of Qualified Independent Underwriter Agreement between the Company and Ferris Baker Watts Incorporated (1)

       1.3       Form of Escrow Agreement between the Company and
                 UMB Bank, N.A (1).

       3.1       Articles of Incorporation (2)

       3.2       Bylaws (3)

       4         Form of Common Stock Certificate (4)

      10.1 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and DEM Equity Fund dated
                 October 28, 1997 (2)

      10.2 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds, Inc. dated April 30, 1997 (2)

      10.3 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and DEM, Inc. dated November 30, 1995 (2)

      10.4       Chapman Capital Management Holdings, Inc. 1997 Omnibus
                 Stock Plan (2)

      10.5       Advisory Agreement for Separate Account dated June 1, 1995 (1)

      10.6 Agreement & Declaration of Trust between Chapman Capital Management, Inc. and Bankers Trust Company dated
                 September 1996 (2)

      10.7 Agreement between Bankers Trust Company and Chapman Capital Management, Inc. dated November 1, 1996 (2)

      10.8 Agreement between Bankers Trust Company and Chapman Capital Management, Inc. dated November 1, 1996, Tremont Partners, Inc. and Stamberg Prestia, Ltd. (2)

      10.9 Agreement between the Company and Chapman Holdings, Inc. as to Allocation of Shared Expenses dated as of June 19, 1998 (1)

      10.10 License Agreement between the Company. and Nathan A. Chapman, Jr. dated as of June 9, 1998 (1)

      10.11 Lock-up Agreement between the Company and Nathan A. Chapman, Jr. dated December 28, 1997 (1)

      10.12 $100,000 Promissory Note of Nathan A. Chapman, Jr. to the Company dated May 1, 1998 (4)

      10.13 $285,587 Promissory Note of Nathan A. Chapman, Jr. to the Company dated March 11, 1998 (4)

      13 Certain Information from Registrant's Annual Report to Stockholders for the year ended December 31, 1998 which is incorporated by reference in this Form 10-KSB (3)

      21         Subsidiaries of Company (2)

      23.1       Consent of Arthur Andersen, LLP (3)

      24         Power of Attorney (3)

      27         Financial Data Schedule (3)

--------------------
(1) Incorporated by reference to Pre-Effective Amendment 2 to the Company's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on June 22, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998.

(3) Filed herewith.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, as filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

    The Company has filed no reports on Form 8-K during the fourth quarter of fiscal year 1998.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CHAPMAN CAPITAL MANAGEMENT
                                                     HOLDINGS, INC.



Dated:   March 30, 1999                     By:  /S/ NATHAN A. CHAPMAN, JR.
                                                 -------------------------------
                                                     Nathan A. Chapman, Jr.
                                                     Chairman of the Board of
                                                     Directors, and President

In accordance with the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURES                      TITLE AND CAPACITY                DATE

/S/ NATHAN A. CHAPMAN, JR.      President and Chairman of the     March 30, 1999
--------------------------      Board (Principal Executive
Nathan A. Chapman, Jr.          Officer)

/S/ MARIA MARKHAM-THOMPSON      Chief Financial Officer           March 30, 1999
--------------------------      (Principal Financial Officer
Maria Markham-Thompson          and Principal Accounting
                                Officer)

The Entire Board of Directors

   Nathan A. Chapman, Jr.
   Theron Stokes
   Earl U. Bravo, Sr.
   Robert L. Wallace

/S/ NATHAN A. CHAPMAN, JR.                                        March 30, 1999
------------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit                          Exhibit Description
No.

13.1 Certain information from Registrant's Annual Report to Stockholders for the year ended December 31, 1998 which is incorporated by reference in this Form 10-KSB

23.1           Consent of Arthur Andersen, LLP

24             Power of Attorney

27             Financial Data Schedule