Form 10QSB
period 1999-03-31
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 1999-05-17
CIK 1057637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24213

                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

             MARYLAND                                 52-2097010
----------------------------            ------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
     of Incorporation)


          401 EAST PRATT STREET, 28TH FLOOR, BALTIMORE, MARYLAND 21202
          ------------------------------------------------------------
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code:      (410) 625-9656


   ---------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

As of May 17, 1999, 3,351,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I....................................................................    1

     ITEM 1    FINANCIAL STATEMENTS.......................................    1
     ITEM 2    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS................................................    7

PART II...................................................................   12

     ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS..................   12
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................   12


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     The consolidated financial statements for the three months ended March 31, 1999 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1998, AND MARCH 31, 1999


                                               ASSETS


                                                                   December 31,    March 31,
                                                                      1998           1999
                                                                   -----------    -----------
                                                                                  (Unaudited)

Cash and cash equivalents                                          $ 4,242,000    $ 3,789,000
Investments                                                            150,000        252,000
Management fees receivable:
    From proprietary funds                                             107,000        115,000
    From individually managed accounts                                 257,000        294,000
Receivables from affiliates                                            120,000        163,000
Advances to officer                                                    118,000        119,000
Office equipment, net                                                   21,000         25,000
Prepaids and other assets                                              123,000        202,000
Intangible assets, net                                                 465,000        408,000
Deferred tax asset                                                      45,000         45,000
                                                                   -----------    -----------

       Total assets                                                $ 5,648,000    $ 5,412,000
                                                                   -----------    -----------
                                                                   -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                              $   172,000    $    60,000
Due to affiliated company                                              285,000         76,000
Income taxes payable                                                      --           30,000
Noncompete agreement obligation                                        150,000        150,000
                                                                   -----------    -----------

       Total liabilities                                               607,000        316,000
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized,
        3,351,334 issued and outstanding                                 3,000          3,000
    Additional paid-in capital                                       5,239,000      5,239,000
    Accumulated deficit                                               (201,000)      (146,000)
                                                                   -----------    -----------

           Total stockholders' equity                                5,041,000      5,096,000
                                                                   -----------    -----------

           Total liabilities and stockholders' equity              $ 5,648,000    $ 5,412,000
                                                                   -----------    -----------
                                                                   -----------    -----------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE-MONTHS ENDED MARCH 31, 1998 AND 1999



                                                     March 31,
                                               -----------------------
                                                  1998         1999
                                               ----------   ----------
                                               (Unaudited)  (Unaudited)
REVENUE:
    Advisory and administrative fees           $  769,000   $  979,000
    Interest and other income                       3,000       43,000
                                               ----------   ----------

          Total revenue                           772,000    1,022,000
                                               ----------   ----------

OPERATING EXPENSE:
    Management fees                               307,000      351,000
    Compensation and benefits                     175,000      214,000
    General and administrative                    180,000      309,000
    Amortization expense                           57,000       57,000
    Interest expense                               13,000        6,000
                                               ----------   ----------

          Total operating expense                 732,000      937,000
                                               ----------   ----------

          Income before income tax provision       40,000       85,000

INCOME TAX PROVISION                               14,000       30,000
                                               ----------   ----------
          Net income                           $   26,000   $   55,000
                                               ----------   ----------
                                               ----------   ----------

Basic and Diluted Earnings per Share           $      .01   $      .02
                                               ----------   ----------
                                               ----------   ----------

Weighted Average Shares Outstanding             2,487,000    3,351,000
                                               ----------   ----------
                                               ----------   ----------



              The accompanying notes are an integral part of these
                            consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE-MONTHS ENDED MARCH 31, 1998 AND 1999



                                                                             March 31,
                                                                    --------------------------
                                                                       1998           1999
                                                                    -----------    -----------
                                                                    (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $    26,000    $    55,000
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                     58,000         58,000
       Effect of changes in assets and liabilities-
          Management fees receivable                                    (44,000)       (45,000)
          Receivables from affiliates                                     1,000        (43,000)
          Advances to officer                                            72,000         (1,000)
          Prepaids and other assets                                     (11,000)       (79,000)
          Accounts payable and accrued expenses                          42,000       (112,000)
          Income taxes payable                                          (34,000)        30,000
          Deferred tax asset                                            (66,000)          --
          Due to affiliated company                                     (28,000)      (209,000)
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities        16,000       (346,000)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                           --           (5,000)
    Purchase of investments                                              (1,000)      (102,000)
                                                                    -----------    -----------
              Net cash used in investing activities                      (1,000)      (107,000)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of due to officer                                         (15,000)          --
                                                                    -----------    -----------

              Net cash used in financing activities                     (15,000)          --
                                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  --         (453,000)
CASH and cash equivalents, beginning of year                              8,000      4,242,000
                                                                    -----------    -----------
CASH and cash equivalents, end of year                              $     8,000    $ 3,789,000
                                                                    -----------    -----------
                                                                    -----------    -----------


              The accompanying notes are an integral part of these
                            consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS

                              AS OF MARCH 31, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

Chapman Capital Management Holdings, Inc. is an investment advisory and investment management company. The accompanying unaudited consolidated financial statements include the accounts of Chapman Capital Management Holdings, Inc.
(CCMH) and its wholly owned subsidiary, Chapman Capital Management, Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three-months ended March 31, 1998 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements for the year ended December 31, 1998 and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998, included in the Company's Form 10-KSB filed. The Company's operating results are significantly affected by the size of the portfolio it manages. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and in this and other reports filed by the Company.

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

     The Company's assets under management were $637.1 million as of March 31, 1999, compared to $591.4 million under management on December 31, 1998. The net $45.7 million increase in assets under management during the quarter resulted from investment gains of $10.7 million and net positive client cash flow of $35.0 million. As of March 31, 1999, five clients accounted for approximately 71.5% of the Company's revenue.

RESULTS OF OPERATIONS

     The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.

                                                         Percentage of                      Percentage of
                                     Three months ended      Total      Three months ended      Total
                                       March 31, 1999       Revenues      March 31, 1998       Revenues
                                       --------------       --------      --------------       --------
REVENUES:
Advisory and administrative fees ....    $  979,000            95.8%        $  769,000            99.6%
Interest and other income ...........        43,000             4.2              3,000             0.4
                                         ----------           -----         ----------           -----
    Total Revenue ...................     1,022,000           100              772,000           100.0
                                         ----------           -----         ----------           -----
OPERATING EXPENSE:
Management fees .....................       351,000            34.3%           307,000            39.8%
Compensation and benefits ...........       214,000            21.0            175,000            22.6
General and Administrative ..........       309,000            30.2            180,000            23.3
Amortization Expense ................        57,000             5.6             57,000             7.4
Interest expense ....................         6,000             0.6             13,000             1.7
                                         ----------           -----         ----------           -----
    Total operating expenses ........       937,000            91.7            732,000            94.8
                                         ----------                         ----------
Income before income tax ............        85,000             8.3             40,000             5.2

Income tax provision ................        30,000             2.9             14,000             1.8
                                         ----------           -----         ----------           -----
Net income ..........................    $   55,000             5.4%        $   26,000             3.4%
                                         ----------           -----         ----------           -----
                                         ----------           -----         ----------           -----


     Total Revenue increased by $250,000 or 32.4% to $1,022,000 for the three months ended March 31, 1999 from $772,000 for the prior comparable period. Advisory and administrative fees revenue increased $210,000 or 27.3% to $979,000 for the three months ended March 31, 1999 from $769,000 for the prior comparable period. This increase was primarily due to a 7.7% increase in assets under management resulting from investment performance and earnings as well as additional investment from existing clients. Interest and other income increased by $40,000 to $43,000 for the three months ended March 31, 1999 from $3,000 for the prior comparable period. This increase is due to higher cash balances associated with the net proceeds from the Company's public offering of common stock.

     Total expense for the three months ended March 31, 1999 increased by $205,000, or 28.0%, to $937,000 for the three months ended March 31, 1999 from $732,000 for the prior comparable period. Total expense decreased to 91.7% of total revenue for the three months ended March 31, 1999 as compared to 94.8% of total revenue for the prior comparable period. Expenses increased in all areas due to expanded operations and marketing efforts.

     Management fees expense, which consists primarily of the Company's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by $44,000 or 14.3%, to $351,000 for the three months ended March 31, 1999 from $307,000 for the prior comparable period. The Company's increase in management fee expense largely reflects an increase in assets under management of the DEM-MET Trust as a result of investment performance and additional investments from existing clients in DEM-MET.

     Compensation and benefits increased by $39,000 or 22.3%, to $214,000 for the three months ended March 31, 1999 from $175,000 for the prior comparable period. This increase is largely due to the addition of employees and increases in annual compensation to certain existing employees. As a percentage of total revenue, these expenses decreased to 21.0% in March 31, 1999 from 22.6% in March 31, 1998.

     General and administrative expense increased by $129,000 or 71.7%, to $309,000 for the three months ended March 31, 1999 from $180,000 for the prior comparable period due to increased expenses for travel, advertising, publicity and business development, and increases in charges from The Chapman Co. to pay costs associated with additional employees and new equipment.

     Interest expense decreased by $7,000, or 53.8%, to $6,000 for the three months ended March 31, 1999 from $13,000 for the prior comparable period. This decrease is attributable the retirement of a note payable to The Chapman Co.

     Income tax provision increased by $16,000 to $30,000 in March 31, 1999 from a tax provision of $14,000 for the prior comparable period. This increase was associated with the increase in pre-tax income.

     The Company had net income of $55,000 for the three months ended March 31, 1999 verses net income of $26,000 for the three months ended March 31, 1999. This increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through capital contributions from its principal stockholder, loans from affiliates and cash flow from operations and the public offering of its stock.

     A majority of the Company's assets are liquid and consist primarily of cash and cash equivalents and receivables from advisory clients. A relatively small percentage of the Company's total assets are fixed. The Company's total assets as of March 31, 1999 were $5,412,000 compared to $5,648,000 as of December 31, 1998.

     The final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due on demand. Management expects that the Company's liquid assets and cash provided by operations will be sufficient to make this demand payment. The Company may seek lines of credit in the future.

     The Company's overall capital and funding needs are continually reviewed to ensure that the capital base can support the estimated needs of the business. Based upon these reviews, the Company believes its capital base is sufficient to implement the Company's DEM & DEM Multi-Manager strategies for the foreseeable future.

     The Company's cash was $3,789,000 as of March 31, 1999 compared to $4,242,000 as of December 31, 1998.

YEAR 2000 SOFTWARE ISSUE

     As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of March 31, 1999, the Company has paid direct Year 2000 compliance costs of approximately $41,000, to cover assessment of systems, internal testing, point-to-point testing, training, and replacement and modification of existing systems. The Company's Year 2000 compliance costs consist of direct expenses incurred in respect of software, consulting and employee time and the Company's share of compliance expenses for upgraded computers, software, and communication systems to be paid or financed by Chapman Holdings, Inc., an affiliate of the Company. The Company will reimburse Chapman Holdings, Inc. for its share of these Year 2000 expenses under the terms of its expense allocation agreement with Chapman Holdings, Inc.

     During 1999, the Company's Year 2000 compliance costs are estimated at approximately $65,000. The Company estimates that over the next three years its total Year 2000 compliance costs, direct and allocated by Chapman Holdings, Inc., will be approximately $145,000.

     Management has prepared a written plan detailing the Company's software and operating systems compliance issues for the Year 2000. The plan identifies critical and non-critical operating systems of the Company and addresses external interfaces with third-party computer systems. The Company is currently working with its hardware and software vendors and other third parties to prepare for the Year 2000. The Company anticipates that most of the necessary hardware and software renovations needed to render the Company Year 2000 compliant have been or will be completed during the second quarter of 1999. Management plans to test its systems during the second and third quarters of 1999 to determine the effect of its compliance efforts. According to the Company's plan, the testing phase is scheduled to be completed during the third quarter of 1999.

     The Company's Year 2000 compliance plan involves four phases:

     Phase I - Assessment. This phase involves the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

     Phase II - Renovation. This phase involves the identification and replacement of critical systems that cannot be updated or certified as compliant. This phase commenced in the first quarter of 1998 and the Company expects to complete the substantial majority of this phase before the end of the third quarter of 1999.

     Phase III - Testing. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. The Company expects to complete this phase during the third quarter of 1999.

     Phase IV - Contingency. This phase involves an assessment of all critical systems for potential problems that would result from Year 2000 related failures of software or hardware and development of plans and strategies to continue operations should such failures occur. The Company expects to complete this phase by the end of the third quarter of 1999.

     The table below summarizes the Company's estimate of the status of key elements of the Company's Year 2000 compliance plan:


                                                                                                    NUMBER
                                                                                                  OF CRITICAL
                                                           NUMBER OF                               SYSTEMS
                                            NUMBER OF      CRITICAL                               FOR WHICH
                                             CRITICAL       SYSTEMS      NUMBER OF CRITICAL       PHASE NOT
PHASE                                        SYSTEMS        COMPLETE     SYSTEMS IN PROCESS       APPLICABLE
-----                                       ---------      ---------     ------------------       -----------
Assessment...............................      32              32
Renovation...............................      32              12                11                    9
Testing..................................      32                                23                    9
Contingency Planning.....................      32                                32


     Testing and contingency planning are system-wide phases which can not be assessed on the basis of separate pieces of hardware or software. The chart above reports the completion status of these unitary activities.

     The Company has relationships with third parties that may have computer systems that are not Year 2000 compliant. The Company has identified the third parties upon which it relies for mission-critical systems and has contacted or is contacting such third parties to confirm that their systems are in compliance with the Year 2000 requirements.

     While the Company believes that it is taking prudent and necessary action to comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not result in information or communications systems interruptions. Any such interruptions could be expected to have a material adverse effect on the Company's business, financial condition, results of operations and business prospects and may subject the Company to liability to its clients. The Company is currently building upon its existing contingency plan in the event that the Company or third parties do not successfully complete their compliance efforts, or if vendors or third parties controlling systems critical to the Company are unable to confirm that their systems will be Year 2000 compliant. These efforts may result in additional costs in excess of current allocations and estimates.

                                     PART II

                                OTHER INFORMATION

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 30, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-51883) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

     The Company has applied Offering proceeds in the amount of $304,000 toward the creation of new investment products; $280,000 for expanded sales and marketing efforts; $259,000 for promotion of the Company's Domestic Emerging Markets and DEM Multi-Manager Strategies; $813,000 for repayments of indebtedness to affiliates and $850,000 for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final application of such proceeds.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits required by Item 601 of Regulation S-B:


     Exhibit 10.1 Agreement between the Company and Chapman Holdings, Inc. as to Allocation of Shared Expenses dated as of January 1, 1999.

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


                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.


                         By:      /S/ NATHAN A. CHAPMAN, JR.
                                  ---------------------------------------------
                                  Nathan A. Chapman, Jr.
                                  President, Chairman of the Board and Director



                                  /S/ MARIA MARKHAM THOMPSON
                                  ---------------------------------------------
                                  Maria Markham Thompson
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

Date:  May 14, 1999

                                  EXHIBIT INDEX


Exhibit 10.1 Agreement between the Company and Chapman Holdings, Inc. as to Allocation of Shared Expenses dated as of January 1, 1999.

Exhibit 27:    Financial Data Schedule