Form 10QSB
period 1999-06-30
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 1999-08-20
CIK 1057637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                           Commission File No. 0-24213

                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                  MARYLAND                                        52-2097010
---------------------------------------------         ------------------------------------
(State or Other Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X ]No [ ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

As of August 10, 1999, 3,351,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                                                      TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
PART I................................................................................................................     1

ITEM 1    FINANCIAL STATEMENTS........................................................................................     1
ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................................     7

PART II...............................................................................................................    14

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................................    14
ITEM 4    SUBMISSION OF MATTERS TO SECURITY HOLDERS...................................................................    14
ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K............................................................................    14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     The consolidated financial statements for the six months ended June 30, 1999 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1998, AND JUNE 30, 1999


                                     ASSETS

                                                                                    December 31,       June 30,
                                                                                        1998             1999
                                                                                    ------------       --------
                                                                                                     (Unaudited)
Cash and cash equivalents                                                         $    4,242,000   $    3,620,000
Investments                                                                              150,000          252,000
Management fees receivable:
    From proprietary funds                                                               107,000          123,000
    From individually managed accounts                                                   257,000          308,000
Receivables from affiliates                                                              120,000           24,000
Advances to officer                                                                      118,000          122,000
Fixed Assets, net                                                                         21,000           33,000
Prepaids and other assets                                                                123,000          283,000
Intangible assets, net                                                                   465,000          351,000
Deferred income taxes                                                                     45,000          108,000
                                                                                  --------------   --------------

       Total assets                                                               $    5,648,000   $    5,224,000
                                                                                  --------------   --------------
                                                                                  --------------   --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                             $      172,000   $      193,000
Due to affiliated company                                                                285,000           61,000
Noncompete agreement obligation                                                          150,000          150,000
                                                                                  --------------   --------------

       Total liabilities                                                                 607,000          404,000
                                                                                  --------------   --------------

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized,
        3,351,334 issued and outstanding                                                   3,000            3,000
    Additional paid-in capital                                                         5,239,000        5,239,000
    Accumulated deficit                                                                 (201,000)        (422,000)
                                                                                  --------------   --------------

           Total stockholders' equity                                                  5,041,000        4,820,000
                                                                                  --------------   --------------

           Total liabilities and stockholders' equity                             $    5,648,000   $    5,224,000
                                                                                  --------------   --------------
                                                                                  --------------   --------------



The accompanying notes are an integral part of these consolidated balance sheets.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

               AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (Unaudited)


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                       -------------------------------------------------------------------

                                                             1998              1999             1998              1999
                                                       ---------------   ---------------  ---------------   --------------

REVENUES:
    Net Advisory and administrative fees               $      809,000    $    1,074,000   $    1,578,000    $    2,053,000
    Other income                                                1,000            44,000            4,000            87,000
                                                       --------------    --------------   --------------    --------------

          Total revenues                                      810,000         1,118,000        1,582,000         2,140,000
                                                       --------------    --------------   --------------    --------------

OPERATING EXPENSES:
    Management fees                                           319,000           389,000          626,000           740,000
    Compensation and benefits                                 166,000           302,000          340,000           516,000
    Professional fees                                          32,000           225,000           59,000           299,000
    General and administrative                                180,000           514,000          333,000           749,000
    Amortization expense                                       57,000            57,000          114,000           114,000
    Interest expense                                           12,000                -            26,000             6,000
                                                       --------------    --------------   --------------    --------------

          Total operating expenses                            766,000         1,487,000        1,498,000         2,424,000
                                                       --------------    --------------   --------------    --------------

          Income (loss) before income tax
              provision (benefit)                              44,000          (369,000)          84,000          (284,000)

INCOME TAX PROVISION (BENEFIT)                                 15,000           (93,000)          29,000           (63,000)
                                                       --------------    --------------   --------------    --------------

          Net income (loss)                            $       29,000    $     (276,000)  $       55,000    $     (221,000)
                                                       --------------    --------------   --------------    --------------
                                                       --------------    --------------   --------------    --------------

BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:

    Net income (loss)                                  $          .01    $        (0.08)  $          .02    $        (0.07)
                                                       --------------    --------------   --------------    --------------
                                                       --------------    --------------   --------------    --------------

    Weighted Average Shares Outstanding                     2,487,000         3,351,000        2,487,000         3,351,000
                                                       --------------    --------------   --------------    --------------
                                                       --------------    --------------   --------------    --------------


The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (Unaudited)


                                                                                                June 30,
                                                                                   -------------------------------
                                                                                         1998              1999
                                                                                   ---------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $       55,000    $     (221,000)
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                     116,000           125,000
       Deferred tax asset                                                                (66,000)          (63,000)
       Effect of changes in assets and liabilities-
          Management fees receivable                                                     (49,000)          (67,000)
          Receivables from affiliates                                                      2,000            96,000
          Advances to officer                                                             66,000            (4,000)
          Prepaids and other assets                                                      (10,000)         (160,000)
          Accounts payable and accrued expenses                                           87,000            21,000
          Income taxes payable                                                           (18,000)               -
          Investment in affiliate                                                         (2,000)               -
          Due to affiliated company                                                     (103,000)         (224,000)
                                                                                  --------------    --------------
              Net cash provided by (used in) operating activities                         78,000          (497,000)
                                                                                  --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                                              -            (23,000)
    Purchase of investments                                                                   -           (102,000)
                                                                                  --------------    --------------
              Net cash used in investing activities                                           -           (125,000)
                                                                                  --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of due to officer                                                          (28,000)               -
                                                                                  --------------    -------------

              Net cash used in financing activities                                      (28,000)               -
                                                                                  --------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      50,000          (622,000)
CASH AND CASH EQUIVALENTS, beginning of period                                             9,000         4,242,000
                                                                                  --------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                          $       59,000    $    3,620,000
                                                                                  --------------    --------------
                                                                                  --------------    --------------

The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS

                               AS OF JUNE 30, 1999


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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three and six months ended June 30, 1998 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

ASSETS UNDER MANAGEMENT

During June 1999, the Company was notified that two of its clients, accounting for 6.3% and 2.5% of the Company's total revenues respectively, were withdrawing portions of each of their separate accounts managed by the Company. The amounts withdrawn, effective June 30, 1999, collectively totaled $66.5 million, or 10.3% of the Company's assets under management as of June 30, 1999.

In June 1999, one of the four participants in the Company's DEM-MET Trust decided to withdraw the entire amount of their funds totaling approximately $13.7 million, or approximately 4.5%, of the total assets managed by the DEM-MET Trust or 2.1% of the total assets managed by the Company as of June 30, 1999.

         In order to comply with the expense limitation requirements of a proposed sub-distributor of Institutional Shares of the DEM portfolios of The Chapman Funds, Inc., the Company has agreed to a fee limitation of 2% of average daily net assets in favor of the Institutional Shares of DEM Equity Fund and DEM Index Fund, each of which is active, and DEM Multi-Manager Equity Fund, DEM Multi-Manager Bond Fund and DEM Fixed Income Fund, each of which is currently inactive. The DEM Index Fund and DEM Equity Fund expense limitations went into effect as of March 23, 1999 and July 1, 1999, respectively.

         In order to facilitate retail distribution of the Investor Shares of the DEM portfolios, the Company has agreed to fee limitations in favor of the Investor Shares of the following portfolios in the following percentages of average daily net assets: DEM Equity Fund, 3.00%; DEM Index Fund, 2.69%; DEM Multi-Manager Equity Fund, 2.99%; and DEM Multi-Manager Bond Fund, 2.99%. The DEM Index Fund and DEM Equity Fund expense limitations went into effect as of March 23, 1999 and July 1, 1999, respectively.

         Pursuant to these expense limitations, the Company has agreed to reimburse the portfolios for all fees and expenses in excess of their respective expense limitations until at least December 31, 2000. The service providers to the portfolios typically charge a fixed fee combined with a variable fee determined by such factors as the number of accounts and the net assets of the portfolio. Due to these fixed fees, when the assets of a portfolio are low, as they typically are at the commencement of operations, the fees assessed by service providers can result in expenses significantly in excess of the fee limitations discussed above, requiring reimbursement or direct payments by the Company. During the three months ended June 30, 1999, the average net assets of DEM Index Fund were $110,237 and the Company incurred costs of $70,579 pursuant to the DEM Index Fund expense limitations.

         The Company believes that it will be required to reimburse expenses for DEM Index Fund in progressively lower amounts as net assets rise until the expiration of the expense limitations or until the net assets of DEM Index Fund is sufficient. Further, the Company expects that the amounts that it is required to reimburse may increase in future periods with the implementation of the DEM Equity Fund expense limitations and the commencement of operations of additional DEM portfolios with their own expense limitations. There can be no assurance that these portfolios will attract net assets sufficient to lower their expenses below their respective expense limitations. To the extent these portfolios are unsuccessful in lowering their expenses below their respective expense limitations, the Company's results of operations could be materially adversely affected.

EARNINGS PER SHARE

On May 14, 1999, there were 24,000 stock options issued at a stock price range of $8.38 to $9.22 per share. These options expire over a three-year period and vest immediately. The common stock equivalents of these options was not included in the diluted earnings per share as the stock options are antidilutive.

SUBSEQUENT EVENTS

         On July 29, 1999, the Company made an unsecured loan of $3,220,000 to Chapman Holdings, Inc., an affiliate of the Company ("Chapman Holdings") in connection with its broker-dealer subsidiary, The Chapman Co., seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that requires Chapman Holdings to repay the amount of the loan upon the Company's demand and with interest due thereon at the brokers call rate which was 7.0% as of June 30, 1999. The proceeds of the loan were immediately transferred by Chapman Holdings to The Chapman Co. on a subordinated basis, to qualify as regulatory net capital and are held in cash, until at least September 14, 1999. As such, the obligation of The Chapman Co. to repay this loan to its parent is subordinate to the claims of other creditors of The Chapman Co. that have not been similarly subordinated and repayment prior to September 14, 1999 is subject to compliance with regulatory requirements. As of July 31, 1999, the net capital and excess net capital, for regulatory purposes, of The Chapman Co., after giving effect to this loan, were $5 million and $4.7 million, respectively.

On July 29, 1999, the Company advanced Nathan A. Chapman, Jr., President of the Company, $242,000 pursuant to a demand note that requires him to repay the amount of the loan upon the Company's demand and with interest due equal to a rate of 5.45% per annum. As of July 29, 1999, the Company had outstanding unsecured loans to Mr. Chapman in the amount of $364,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and in this and other reports filed by the Company. In addition to the risks discussed above and in the Company's Form 10-KSB for the year ended December 31, 1998, the Company's liquidity has been affected by a loan to an affiliate on July 29, 1999. See "Liquidity" below.

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

         The Company's assets under management were $643.4 million as of June 30, 1999, compared to $637.1 million as of March 31, 1999. The net $6.3 million increase in assets under management during the quarter resulted from investment performance.

         During the quarter ending June 30, 1999, five clients accounted for approximately 67.5% of the Company's revenue, compared to 71.5% for the period ended March 31, 1999. During June 1999, the Company was notified that two of its clients, accounting for 6.3% and 2.5% of the Company's total revenues, respectively, were withdrawing portions of each of their separate accounts managed by the Company. The amounts withdrawn effective June 30, 1999, collectively totaled $66.5 million, or 10.3% of the Company's assets under management. The reduction in assets under management is expected to have a corresponding reduction in the management and advisory fee revenues received by the Company in future periods.

         The Company was also notified in June 1999, that one of the four participants in the Company's DEM-MET Trust had decided to withdraw the entire amount of their funds totaling approximately $13.7 million , or approximately 4.5% of the total assets managed by the DEM-MET Trust. As of June 30, 1999, the DEM-MET Trust accounted for 47.5% of the Company's assets under management. The Company expects that the reduced management and advisory fee revenues associated with the reduction in assets under management will be partially offset by a reduction in expenses incurred by the Company for sub-advisory management fees.

         In order to comply with the expense limitation requirements of a proposed sub-distributor of Institutional Shares of the DEM portfolios of The Chapman Funds, Inc., the Company has agreed to a fee limitation of 2% of average daily net assets in favor of the Institutional Shares of DEM Equity Fund and DEM Index Fund, each of which is active, and DEM Multi-Manager Equity Fund, DEM Multi-Manager Bond Fund and DEM Fixed Income Fund, each of which is currently inactive. The DEM Index Fund and DEM Equity Fund expense limitations went into effect as of March 23, 1999 and July 1, 1999, respectively.

         In order to facilitate retail distribution of the Investor Shares of the DEM portfolios, the Company has agreed to fee limitations in favor of the Investor Shares of the following portfolios in the following percentages of average daily net assets: DEM Equity Fund, 3.00%; DEM Index Fund, 2.69%; DEM Multi-Manager Equity Fund, 2.99%; and DEM Multi-Manager Bond Fund, 2.99%. The DEM Index Fund and DEM Equity Fund expense limitations went into effect as of March 23, 1999 and July 1, 1999, respectively.

         Pursuant to these expense limitations, the Company has agreed to reimburse the portfolios for all fees and expenses in excess of their respective expense limitations until at least December 31, 2000. The service providers to the portfolios typically charge a fixed fee combined with a variable fee determined by such factors as the number of accounts and the net assets of the portfolio. Due to these fixed fees, when the assets of a portfolio are low, as they typically are at the commencement of operations, the fees assessed by service providers can result in expenses significantly in excess of the fee limitations discussed above, requiring reimbursement or direct payments by the Company. During the three months ended June 30, 1999, the average net assets of DEM Index Fund were $110,237 and the Company incurred costs of $70,579 pursuant to the DEM Index Fund expense limitations.

         The Company believes that it will be required to reimburse expenses for DEM Index Fund in progressively lower amounts as net assets rise until the expiration of the expense limitations or until the net assets of DEM Index Fund exceed approximately $17 million. Further, the Company expects that the amounts that it is required to reimburse may increase in future periods with the implementation of the DEM Equity Fund expense limitations and the commencement of operations of additional DEM portfolios with their own expense limitations. There can be no assurance that these portfolios will attract net assets sufficient to lower their expenses below their respective expense limitations. To the extent these portfolios are unsuccessful in lowering their expenses below their respective expense limitations, the Company's results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

         The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.


             CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC AND SUBSIDIARY
                       ANALYSIS OF STATEMENT OF OPERATIONS


                                             Three Months Ended June 30,                      Six Months Ended June, 30
                                 -----------------------------------------------     --------------------------------------------
                                          1999                      1998                      1999                       1998
                                 ------------------------ ----------------------     ----------------------     -----------------
                                               PERCENTAGE             PERCENTAGE               PERCENTAGE               PERCENTAGE
                                                OF TOTAL               OF TOTAL                 OF TOTAL                 OF TOTAL
                                       AMOUNT   REVENUES     AMOUNT    REVENUES      AMOUNT     REVENUES      AMOUNT     REVENUES
                                 ------------- ---------- ----------- ---------- ------------- ---------- ------------- ---------
REVENUES
  Net advisory and administrative
    fees                           $1,074,000     96.1%    $809,000       99.9%     $2,053,000    95.9%     $1,578,000     99.7%
  Other income                         44,000      3.9        1,000         .1          87,000     4.1           4,000      0.3
                                   ----------   -------    --------     ------      ----------   ------      ----------   ------
  Total revenues                    1,118,000    100.0      810,000      100.0       2,140,000   100.0       1,582,000    100.0
                                 ------------   -------    --------     ------      ----------   ------      ----------   ------
OPERATING EXPENSES
  Management fees                     389,000     34.8      319,000       39.4         740,000    34.6         626,000     39.6
  Compensation and benefits           302,000     27.0      166,000       20.5         516,000    24.1         340,000     21.5
  Professional Fees                   225,000     20.1       32,000        4.0         299,000    14.0          59,000      3.7
  General and Administrative          514,000     46.0      180,000       22.2         749,000    35.0         333,000     21.0
  Amortization Expense                 57,000      5.1       57,000        7.0         114,000     5.3         114,000      7.2
  Interest expense                        -         -        12,000        1.5           6,000     0.3          26,000      1.6
                                 ------------   -------    --------     ------      ----------   ------      ----------   ------
  Total operating expenses          1,487,000    133.0      766,000       94.6       2,424,000   113.3       1,498,000     94.6
                                 ------------   -------    --------     ------      ----------   ------      ----------   ------

(Loss) income before income tax
  (benefit) provision                (369,000)   (33.0)      44,000        5.4        (284,000)  (13.3)         84,000      5.4

Income tax (Benefit) Provision        (93,000)    (8.3)      15,000        1.8         (63,000)   (2.9)         29,000      1.8
                                 -------------   -------    -------     ------      ----------   ------      ----------   ------
Net (loss) income                   $(276,000)   (24.7)%     29,000        3.6%     $ (221,000)  (10.4)%     $  55,000      3.6%
                                 -------------   -------    -------     ------      ----------   ------      ----------   ------
                                 -------------   -------    -------     ------      ----------   ------      ----------   ------


         Total Revenues increased by $308,000 or 38.0% to $1,118,000 for the three months ended June 30, 1999 from $810,000 for the prior comparable period. Total Revenues increased by $558,000 or 35.3% to $2,140,000 for the six months ended June 30, 1999 from $ 1,582,000 for the prior comparable period. These increases were primarily due to increased assets under management and investment income on the investment of funds from the public offering.

         Advisory and administrative fees revenue increased $265,000 or 32.8% to $1,074,000 for the three months ended June 30, 1999 from $809,000 for the prior comparable period. Advisory and administrative fees revenue increased $475,000 or 30.1% to $2,053,000 for the six months ended June 30, 1999 from $1,578,000 for the prior comparable period. These increases were primarily due to increases in assets under management. Advisory fees are net of amounts waived pursuant to The Chapman US Treasury Money Fund fee waiver. Pursuant to such waiver, the Company has agreed to limit its advisory and administrative fee to ensure that the annual expense ratio of The Chapman US Treasury Money Fund is below 0.65% of average daily net assets; provided however, that the Company is not required to reimburse amounts in excess of its advisory and administrative fee.

         Interest and other income increased by $43,000 to $44,000 for the three months ended June 30, 1999 from $1,000 for the prior comparable period. Interest and other income increased by $83,000 to $87,000 for the six months ended June 30, 1999 from $4,000 for the prior comparable period. These increases were due to higher cash balances associated with the net proceeds from the Company's public offering of common stock.

         Total expenses increased by $721,000, or 94.1%, to $1,487,000 for the three months ended June 30, 1999 from $766,000 for the prior comparable period. Total expenses increased by $926,000, or 61.8%, to $2,424,000 for the six months ended June 30, 1999 from $1,498,000 for the prior comparable period. Expenses increased in all areas due to expanded operations, including the hiring of additional staff and associated expenses, as well as increased marketing efforts.

         Management fees, which consist primarily of the Company's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by $70,000 or 21.9%, to $389,000 for the three months ended June 30, 1999 from $319,000 for the prior comparable period. Management fees increased by $114,000 or 18.2%, to $740,000 for the six months ended June 30, 1999 from $626,000 for the prior comparable period. These increases in management fee expense largely reflect an increase in assets under management of the DEM-MET Trust as a result of investment performance and additional investments from existing clients in the DEM-MET Trust.

         Compensation and benefits increased by $136,000 or 82.0%, to $302,000 for the three months ended June 30, 1999 from $166,000 for the prior comparable period. Compensation and benefits increased by $176,000 or 52.0%, to $516,000 for the six months ended June 30, 1999 from $340,000 for the prior comparable period. These increases are largely due to the addition of five employees and increases in annual compensation to certain existing employees.

         Professional fees increased by $193,000, or 603.1% to $225,000 for the three months ended June 30, 1999 from $32,000 for the prior comparable period. Professional fees increased by $240,000, or 406.8% to $299,000 for the six months ended June 30, 1999 from $59,000 for the prior comparable period. These increases are attributable to new contracts with marketing consultants, legal expenses of developing and registering four new DEM strategy mutual funds for which the Company will not be reimbursed.

         General and administrative expense increased by $334,000 or 185.6%, to $514,000 for the three months ended June 30, 1999 from $180,000 for the prior comparable period. General and administrative expense increased by $416,000 or 124.9%, to $749,000 for the six months ended June 30, 1999 from $333,000 for the prior comparable period. General and administrative expense increased due to increases in charges under the Company's expense allocation arrangement with Chapman Holdings, Inc., an affiliate, to pay costs associated with additional employees, ancillary activities to support the Company's increased marketing efforts and costs incurred pursuant to the DEM Index Fund expense limitations.

         Interest expense decreased by $12,000, or 100%, to $0 for the three months ended June 30, 1999 from $12,000 for the prior comparable period. Interest expense decreased by $20,000, or 76.9%, to $6,000 for the six months ended June 30, 1999 from $26,000 for the prior comparable period. These decreases are attributable the retirement of a note payable to The Chapman Co., a subsidiary of Chapman Holdings, Inc.

         Income taxes decreased by $108,000 to a tax benefit of $93,000 for the three months ended June 30, 1999 from a tax provision of $15,000 for the prior comparable period. Income taxes decreased by $92,000 to a tax benefit of $63,000 for the six months ended June 30, 1999 from a tax provision of $29,000 for the prior comparable period. These increases were due to the losses from operations before the provisions.

         The Company had a loss of $276,000 for the three months ended June 30, 1999 verses net income of $29,000 for the prior comparable period. The Company had a loss of $221,000 for the six months ended June 30, 1999 verses net income of $55,000 for the prior comparable period. This change is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations through capital contributions from its principal stockholder, loans from affiliates, cash flow from operations and the sale of equity securities.

         The Company's liquid assets consist primarily of receivables from advisory clients. Due to a recent loan discussed below, only a small percentage of the Company's total assets held subsequent to July 29, 1999 are liquid. The Company's total assets as of June 30, 1999 were $5,224,000 compared to 5,648,000 as of March 31, 1999.

         On August 14, 1998, the Company consummated an initial public offering of its Common Stock (the "Offering") pursuant to which the Company received net proceeds of approximately $5,240,000. Prior to the Company's loans made on July 29, 1999, Offering proceeds were invested in The Chapman U.S. Treasury Money Fund which invests in short-term U.S. government securities and repurchase agreements collateralized by such securities.

         On July 29, 1999, the Company made an unsecured loan of $3,220,000 to Chapman Holdings, Inc., an affiliate of the Company ("Chapman Holdings") in connection with its broker-dealer subsidiary, The Chapman Co., seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that requires Chapman Holdings to repay the amount of the loan upon the Company's demand and with interest due thereon at the brokers call rate as in effect from time to time. The proceeds of the loan were immediately transferred by Chapman Holdings to The Chapman Co. on a subordinated basis, to qualify as regulatory net capital and are held in cash, until at least September 14, 1999. As such, the obligation of The Chapman Co. to repay this loan to its parent is subordinate to the claims of other creditors of The Chapman Co. that have not been similarly subordinated and repayment prior to September 14, 1999 is subject to compliance with regulatory requirements. As of July 31, 1999, the net capital and excess net capital, for regulatory purposes, of The Chapman Co., after giving effect to this loan, were $5 million and $4.7 million, respectively.

         The Company's final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due on demand. In the event the Company requires additional liquidity during the period the loan to Chapman Holdings is outstanding, the Company will demand immediate repayment of such portion of such loan as is necessary to meet its liquidity requirements.

         On July 29, 1999, the Company advanced Nathan A. Chapman, Jr., President of the Company, $242,000 pursuant to an unsecured demand note bearing interest at the rate of 5.45% per annum. As of July 29, 1999, the Company had outstanding unsecured loans to Mr. Chapman in the amount of $364,000.

         The Company's balance of
cash and cash equivalents, following the transactions above, was $158,000 as of July 31, 1999.

YEAR 2000 SOFTWARE ISSUE

         As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of June 30, 1999, the Company has incurred direct Year 2000 compliance costs of approximately $52,000, to cover assessment of systems, internal testing, point-to-point testing, training, and replacement and modification of existing systems. The Company's Year 2000 compliance costs consist of direct expenses incurred with respect to software, consulting and employee time and the Company's share of compliance expenses for upgraded computers, software, and communication systems to be paid or financed by Chapman Holdings. The Company will reimburse Chapman Holdings for its share of these Year 2000 expenses through increased charges for support under the terms of its expense allocation agreement with Chapman Holdings.

         During 1999, the Company's Year 2000 compliance costs are estimated at approximately $65,000. The Company estimates that over the next three years its total Year 2000 compliance costs, direct and allocated by Chapman Holdings, will be approximately $145,000.

         Management has prepared a written plan detailing the Company's software and operating systems compliance issues for the Year 2000. The plan identifies critical and non-critical operating systems of the Company and addresses external interfaces with third-party computer systems. The Company, working with its hardware and software vendors and other third parties to prepare for the Year 2000, substantially completed necessary hardware and software renovations during the second quarter of 1999. Management plans to test its systems during the third quarter of 1999 to determine the effect of its compliance efforts. According to the Company's plan, the testing phase is scheduled to be completed during the third quarter of 1999. The Company is also currently working with its hardware and software vendors and other third parties to complete its Year 2000 contingency plan.

         The Company's Year 2000 compliance plan involves four phases:

         Phase I - Assessment. This phase involved the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

         Phase II - Renovation. This phase involved the identification and replacement of critical systems unable to be updated or certified as compliant. This phase commenced in the first quarter of 1998 and was substantially completed in the second quarter of 1999. Remaining activities relate to monitoring and follow-up with third parties.

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

         Within the Company's Year 2000 compliance plan, systems are identified as critical and non critical. Systems were identified as "Mission Critical" if the loss of the system, software or facility would cause an immediate stoppage of activity or a significant impairment of a core business area. Systems were determined to be non-Y2K compliant based on information from manufacturers. Systems were identified as "Not Mission Critical" if loss of the system, although inconvenient, would NOT cause an immediate stoppage of activity or significant impairment of a core business area. The table below summarizes the Company's estimate of the status of mission critical elements of the Company's Year 2000 compliance plan:

----------------------------------------------------------------------------------------------------------------------
                                                                                                          NUMBER
                                                                NUMBER OF                          OF CRITICAL SYSTEMS
                                        NUMBER OF CRITICAL  CRITICAL SYSTEMS   NUMBER OF CRITICAL  FOR WHICH PHASE NOT
                                             SYSTEMS            COMPLETED      SYSTEMS IN PROCESS       APPLICABLE
----------------------------------------------------------------------------------------------------------------------
Assessment............................          32                 32
----------------------------------------------------------------------------------------------------------------------
Renovation............................          32                 12                  11                   9
----------------------------------------------------------------------------------------------------------------------
Testing...............................          32                 17                   6                   9
----------------------------------------------------------------------------------------------------------------------
Contingency Planning..................          32                                     32
----------------------------------------------------------------------------------------------------------------------


         The Company has relationships with third parties that may have computer systems that are not Year 2000 compliant. The Company has identified the third parties upon which it relies for mission-critical systems and has contacted or is contacting such third parties to confirm that their systems are in compliance with the Year 2000 requirements. Responses from the majority of these vendors during the first and second quarters indicated that they expected to reach compliance by the third quarter of 1999. The Company continues to monitor the progress of its vendors and suppliers. The Company's contingency plan calls for the replacement, whenever feasible, of any vendors of mission critical systems that have not certified compliance by September 30, 1999.

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

         As of June 30, 1999, the Company has applied Offering proceeds in the amount of $447,000 toward the creation of new investment products; $280,000 for expanded sales and marketing efforts; $259,000 for promotion of the Company's Domestic Emerging Markets and DEM Multi-Manager Strategies; $813,000 for repayments of indebtedness to affiliates and $850,000 for working capital and general corporate purposes.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 25, 1999. The following directors of the Company were re-elected at the meeting: Nathan
A. Chapman, Jr., Earl U. Bravo, Sr., Robert Wallace, and Theron Stokes. In addition to the election of directors, the Company's stockholders voted at the annual meeting to ratify and approve the selection of Arthur Andersen LLP as the Company's independent public accountants. The following chart indicates the number of shares voting in favor of the matters presented at the annual meeting, the number of shares voting against the matters presented at the annual meeting and the number of abstentions:

-----------------------------------------------------------------------------------------------------------------------
                                   Shares Voting in Favor of         Shares Voting Against         Shares Abstaining on
                                       Matters Proposed                 Matters Proposed             Matters Proposed
-----------------------------------------------------------------------------------------------------------------------
Common Stock                             2,662,883                         0                            9,575
-----------------------------------------------------------------------------------------------------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         Exhibit 10.1: $3,220,000 Promissory of Chapman Holdings, Inc. to the
                       Company dated as of July 29, 1999.

         Exhibit 10.2: $242,000 Promissory Note of Nathan A. Chapman, Jr. to
                       the Company dated as of July 29, 1999.

         Exhibit 27:   Financial Data Schedule.

B.       Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.


                          By:      /s/ NATHAN A. CHAPMAN, JR.
                                   -------------------------------------------
                                   Nathan A. Chapman, Jr.
                                   President, Chairman of the Board and Director



                                   /s/ MARIA MARKHAM THOMPSON
                                   -------------------------------------------
                                   Maria Markham Thompson, CPA
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

Date:  August 20, 1999

                                  EXHIBIT INDEX


         Exhibit 10.1:     $3,220,000 Promissory of Chapman Holdings, Inc. to the Company dated as of July 29, 1999.

         Exhibit 10.2:     $242,000 Promissory Note of Nathan A. Chapman, Jr. to the Company dated as of July 29, 1999.

         Exhibit 27:       Financial Data Schedule.