Form 10QSB
period 1999-09-30
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 1999-11-16
CIK 1057637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24213

                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                   MARYLAND                                    52-2097010
----------------------------------------------              ----------------
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

                         Yes [X ]         No  [   ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

As of September 30, 1999, 3,351,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I................................................................        1

ITEM 1      FINANCIAL STATEMENTS......................................        1
ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............        8

PART II...............................................................       14

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS.................       14
ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K..........................       14


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      The consolidated financial statements for the nine months ended September 30, 1999 have not been audited, but in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999


                                                                   December 31,    September 30,
                                                                      1998             1999
                                                                   ------------    -------------
                                                                                    (Unaudited)


                                     ASSETS
Cash and cash equivalents                                          $ 4,242,000      $ 3,103,000
Investments                                                            150,000          267,000
Management fees receivable:
  From proprietary funds                                               107,000          132,000
  From individually managed accounts                                   257,000          378,000
Receivables from affiliates                                            120,000          227,000
Advances to officer                                                    118,000          367,000
Fixed assets, net                                                       21,000           56,000
Prepaids and other assets                                              123,000          171,000
Intangible assets, net                                                 465,000          294,000
Deferred tax asset                                                      45,000          209,000
                                                                   -----------      -----------
    Total assets                                                   $ 5,648,000      $ 5,204,000
                                                                   ===========      ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                              $   172,000      $   309,000
Due to affiliated company                                              285,000          202,000
Noncompete agreement obligation                                        150,000          150,000
                                                                   -----------      -----------
    Total liabilities                                                  607,000          661,000
                                                                   -----------      -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 20,000,000 shares authorized,
    3,351,334 issued and outstanding                                     3,000            3,000
  Additional paid-in capital                                         5,239,000        5,239,000
  Accumulated deficit                                                 (201,000)        (699,000)
                                                                   -----------      -----------
    Total stockholders' equity                                       5,041,000        4,543,000
                                                                   -----------      -----------
    Total liabilities and stockholders' equity                     $ 5,648,000      $ 5,204,000
                                                                   ===========      ===========


               The accompanying notes are an integral part of these
                          consolidated balance sheets.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (Unaudited)


                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                              ---------------------------       --------------------------
                                                 1998             1999             1998            1999
                                              -----------      ----------       ----------      ----------

REVENUE:
    Net advisory and administrative fees      $   766,000      $  993,000       $2,344,000      $3,046,000
    Other income                                   35,000          65,000           39,000         152,000
                                              -----------      ----------       ----------      ----------
          Total revenue                           801,000       1,058,000        2,383,000       3,198,000
                                              -----------      ----------       ----------      ----------
OPERATING EXPENSES:
    Management fees                               286,000         369,000          912,000       1,109,000
    Compensation and benefits                     159,000         320,000          499,000         836,000
    General and administrative                    289,000         684,000          680,000       1,713,000
    Amortization and depreciation expense          59,000          63,000          174,000         196,000
    Interest expense                                   --              --           26,000           6,000
                                              -----------      ----------       ----------      ----------
          Total operating expenses                793,000       1,436,000        2,291,000       3,860,000
                                              -----------      ----------       ----------      ----------
          Income (loss) before income tax
              (provision) benefit                   8,000        (378,000)          92,000        (662,000)
INCOME TAX (PROVISION) BENEFIT                     (3,000)        101,000          (33,000)        164,000
                                              -----------      ----------       ----------      ----------
          Net income (loss)                   $     5,000      $ (277,000)      $   59,000      $ (498,000)
                                              ===========      ==========       ==========      ==========

BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:
       Net income (loss)                      $        --      $    (0.08)      $     0.02      $    (0.15)
                                              ===========      ==========       ==========      ==========
Weighted Average Shares Outstanding             2,928,000       3,351,000        2,636,000       3,351,000
                                              ===========      ==========       ==========      ==========


              The accompanying notes are an integral part of these
                            consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                                                             Nine Months Ended
                                                               September 30,
                                                       ---------------------------
                                                           1998            1999
                                                       -----------     -----------
                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $    59,000     $  (498,000)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                          174,000         196,000
    Unrealized gain on investments                              --         (17,000)
    Deferred tax asset                                     (66,000)       (164,000)
    Effect of changes in assets and liabilities-
      Management fees receivable                           (43,000)       (146,000)
      Receivable from affiliates                          (160,000)       (107,000)
      Prepaids and other assets                            (16,000)        (48,000)
      Accounts payable and accrued expenses                132,000         137,000
      Due to affiliated company                           (801,000)        (83,000)
      Income taxes payable                                 (15,000)             --
      Investment in affiliate                                2,000              --
                                                       -----------     -----------
        Net cash used in operating activities             (734,000)       (730,000)
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment                                  --         (60,000)
  Purchase of investments                                       --        (100,000)
  Advances to officer                                      (44,000)       (249,000)
                                                       -----------     -----------
        Net cash used in investing activities              (44,000)       (409,000)
                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net             5,245,000              --
  Repayment of due to officer                              (28,000)             --
                                                       -----------     -----------
        Net cash provided by financing activities        5,217,000              --
                                                       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            4,439,000      (1,139,000)
CASH AND CASH EQUIVALENTS, beginning of year                 9,000       4,242,000
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                 $ 4,448,000     $ 3,103,000
                                                       ===========     ===========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Cash Paid For:
  Interest                                             $    25,000     $     6,000
                                                       ===========     ===========
  Income taxes                                         $        --     $        --
                                                       ===========     ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.    BASIS OF PRESENTATION:

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three and nine months ended September 30, 1998 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

PLAN OF MERGER

Subsequent to September 30, 1999, the Company signed a merger agreement which is subject to stockholders approval and the completion of an initial public stock offering of common stock by eChapman.com, among other things, to merge into a wholly-owned subsidiary of eChapman.com. This merger would result in the Company, Chapman Holdings Inc. and Chapman Insurance Holdings, Inc. becoming wholly-owned subsidiaries of eChapman.com. eChapman is a newly formed corporation designed to bring these companies together to take advantage of the unique opportunities presented by the growth of the Internet. eChapman.com is owned by the major stockholders of the Company.

This planned merger and the operations of eChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the future results of operations and financial position of the Company. These risk items include the fact that eChapman.com has not launched a web site and has no internet-related operating history; the web site must be designed, developed, hosted by a service provider and marketed; eChapman.com must raise at least $20 million from its planned public offering to complete this merger; the eChapman.com brand must be successful in order for it to attract users, advertisers and strategic partners; and the success of the "Domestic Emerging Markets" strategy through the use of the Internet.

ASSETS UNDER MANAGEMENT

In order to comply with the expense limitation requirements of a proposed subdistributor of Institutional Shares of the DEM portfolios of the Chapman Funds, Inc., the Company has agreed to a fee limitation of 2% of average daily net assets in favor of the Institutional Shares of DEM Equity Fund and DEM Index Fund, each of which is active, and DEM multi-Manager Equity Fund, DEM Multi-Manager Bond Found and DEM Fixed Income Fund, each of which is currently inactive. The DEM Index Fund and DEM Equity Fund expense limitations went into effect as of March 23, 1999, and July 1, 1999.

In order to facilitate retail distribution of the Investor shares of the DEM portfolios, the Company has agreed to fee limitations in favor of the Investor Shares of the following portfolios in the following percentages of average daily net assets: DEM Equity fund, 3.00%; DEM Index Fund, 2.69%; DEM Multi-Manager Equity Fund, 2.99%; and DEM Multi-Manager Bond Fund, 2.99%. The DEM Index Fund and DEM Equity Fund expense limitations went into effect as of March 23, 1999, and July 1, 1999, respectively.

Pursuant to these expense limitations, the Company has agreed to not bill or charge the portfolios for all fees and expenses in excess of their respective expense limitations until at least December 31, 2000. The service providers to the portfolios typically charge a fixed fee combined with a variable fee determined by such factors as the number of accounts and the net assets of the portfolio. Due to these fixed fees, when the assets of a portfolio are low, the fees assessed by service providers can result in expenses significantly in excess of the fee limitations discussed above, resulting in the Company not being reimbursed for certain costs paid. During the nine months ended September 30, 1999, the Company incurred costs of approximately $212,000 pursuant to the above fund expense limitations.

The Company believes that it will be required to reimburse expenses for DEM Index Fund in progressively lower amounts as net assets rise until the expiration of the expense limitations or until the net assets of DEM Index Fund is sufficient. Further, the Company expects that the amounts that it is required to reimburse may increase in future periods with the implementation of the DEM Equity Fund expense limitations and the commencement of operations of additional DEM portfolios with their own expense limitations. There can be no assurance that these portfolios will attract net assets sufficient to lower their expenses below their respective expense limitations. To the extent theses portfolios are unsuccessful in lowering their expenses below their respective expense limitations, the Company's results of operations could be materially adversely affected.

EARNINGS PER SHARE

On May 14, 1999, there were 24,000 stock options issued at a stock price range of $8.38 to $9.22 per share. These options expire over a three-year period and vest immediately. The common stock equivalents of these options were not included in the diluted earnings per share as the stock options are antidilutive.

Related party Transactions

On July 29, 1999, the Company made an unsecured loan of $3,220,000 to Chapman Holdings, Inc., an affiliate of the Company (Chapman Holdings) in connection with its broker-dealer subsidiary, The Chapman Co., seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that requires Chapman Holdings to repay the amount of the loan upon the Company's demand and with interest due thereon at the brokers call rate, which was 7.0% as of July 31, 1999. The loan was repaid in full, with interest, on September 14, 1999.

On July 29, 1999, the Company advanced Nathan A. Chapman, Jr., President of the Company, $242,000 pursuant to a demand note that requires him to repay the amount of the loan upon the Company's demand and with interest due equal to a rate of 5.45% per annum. As of September 30, 1999, the Company has outstanding unsecured loans to Mr. Chapman in the amount of $367,000.

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

      The Company's revenues are derived primarily from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions. The Company's assets under management were $686.6 million as of September 30 1999, compared to $643.4 million as of June 30, 1999. The $43.2 million increase in assets under management during the quarter resulted from investment performance and new deposits in the Chapman US Treasury Fund.

      During the quarter ending September 30, 1999, five clients accounted for approximately 73.4% of the Company's revenue, compared to 67.5% for the period ended September 30, 1998.

      On September 30, 1999 the Company was notified that one of its clients, accounting for less than 1% of total revenues was withdrawing its funds from a separate account managed by the Company. The amount withdrawn effective October 14, 1999 was $3.9 million, or less than 1% of the Company's assets under management. The reduction in assets under management is expected to have a corresponding reduction in the management and advisory fee revenues received by the Company in future periods.

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

      On September 30, 1999, the amount under management in the of DEM Index Fund was $126,242. The Company paid costs of $37,949 for the three month period ending September 30, 1999 pursuant to the DEM Index Fund expense limitations. DEM Index costs paid by the Company for the nine month period ending September 30, 1999 total $101,208. The Company believes that it will be required to reimburse expenses for DEM Index Fund in progressively lower amounts as net assets rise until the expiration of the expense limitations or until the net assets of DEM Index Fund exceed approximately $17 million. Further, the Company expects that the amounts that it is required to reimburse may increase in future periods with the implementation of the DEM Equity Fund expense limitations and the commencement of operations of additional DEM portfolios with their own expense limitations. There can be no assurance that these portfolios will attract net assets sufficient to lower their expenses below their respective expense limitations. To the extent these portfolios are unsuccessful in lowering their expenses below their respective expense limitations, the Company's results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

      The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.



                                                                            Three Months Ended September 30,
                                               ---------------------------------------------------------------------------------
                                                                  1998                                      1999
                                               ----------------------------------------   --------------------------------------
                                                                      Percentage of                            Percentage of
                                                     Amount           Total Revenue             Amount         Total Revenue
                                               --------------------   -----------------   ------------------   -----------------

REVENUE:
Advisory and administrative fees               $           766,000               95.6%    $         993,000               93.9%
Interest and other income                                   35,000                4.4                65,000                6.1
                                               --------------------   -----------------   ------------------   -----------------
   Total revenue                                           801,000              100.0             1,058,000              100.0
                                               --------------------   -----------------   ------------------   -----------------

EXPENSES:
Management fees                                            286,000               35.7               369,000               34.9
Compensation and benefits                                  159,000               19.8               320,000               30.2
General and administrative                                 289,000               36.1               684,000               64.6
Amortization and depreciation expense                       59,000                7.4                63,000                6.0
Interest expense                                                --                 --                    --                 --
                                               --------------------   -----------------   ------------------   -----------------
   Total expenses                                          793,000               99.0             1,436,000              135.7
                                               --------------------   -----------------   ------------------   -----------------

Income (loss) before income tax (provision)
 benefit                                                     8,000                1.0              (378,000)             (35.7)

INCOME TAX (PROVISION) BENEFIT                              (3,000)              (0.4)              101,000                9.5
                                               --------------------   -----------------   ------------------   -----------------
   Net income (loss)                           $             5,000                0.6%    $        (277,000)             (26.2)%
                                               ====================   =================   ==================   =================





                                                                      Nine Months Ended September 30,
                                             ----------------------------------------------------------------------------------
                                                                1998                                        1999
                                             ----------------------------------------    --------------------------------------
                                                                     Percentage of                              Percentage of
                                                    Amount           Total Revenue              Amount          Total Revenue
                                             --------------------    ----------------    --------------------   ---------------

REVENUE:
Advisory and administrative fees             $         2,344,000               98.4%     $       3,046,000               95.2%
Interest and other income                                 39,000                1.6                152,000                4.8
                                             --------------------    ----------------    -------------------    ---------------
   Total revenue                                       2,383,000              100.0              3,198,000              100.0
                                             --------------------    ----------------    -------------------    ---------------

EXPENSES:
Management fees                                          912,000               38.3              1,109,000               34.7
Compensation and benefits                                499,000               20.9                836,000               26.1
General and administrative                               680,000               28.5              1,713,000               53.6
Amortization and depreciation expense                    174,000                7.3                196,000                6.1
Interest expense                                          26,000                1.1                  6,000                0.2
                                             --------------------    ----------------    -------------------    ---------------
   Total expenses                                      2,291,000               96.1              3,860,000              120.7
                                             --------------------    ----------------    -------------------    ---------------

Income (loss) before income tax (provision)
 benefit                                                  92,000                3.9               (662,000)             (20.7)

INCOME TAX (PROVISION) BENEFIT                           (33,000)              (1.4)               164,000                5.1
                                             --------------------    ----------------    -------------------    ----------------
   Net income (loss)                         $            59,000                2.5%     $         (498,000)            (15.6)%
                                             ====================    ================    ===================    ================


      Total Revenue increased by $257,000, or 32.1% to $1,058,000 for the three months ended September 30, 1999 from $801,000 for the prior comparable period. Total Revenue increased by $815,000 or 34.2% to $3,198,000 for the nine months ended September 30, 1999 from $2,383,000 for the prior comparable period. These increases were primarily due to increased assets under management and increased investment income on the investment of funds from the public offering.

      Advisory and administrative fees revenue net of fee waivers increased by $227,000 or 29.6% to $993,000 for the three months ended September 30, 1999 from $766,000 for the prior comparable period. Advisory and administrative fees revenue increased by $702,000 or 29.9% to $3,046,000 for the nine months ended September 30, 1999 from $2,344,000 for the prior comparable period. These increases were primarily due to increases in assets under management and investment performance. Advisory fees are net of amounts waived pursuant to The Chapman US Treasury Money Fund fee waiver. Pursuant to such waiver, the Company has agreed to limit its advisory and administrative fee to ensure that the annual expense ratio of The Chapman US Treasury Money Fund is below 0.65% of average daily net assets; provided however, that the Company is not required to reimburse amounts in excess of its advisory and administrative fee. For the three and nine month periods ended September 30, 1999 the Company waived $29,600 and $101,883, respectively of Treasury Fund advisory fees.

      Interest and other income increased by $30,000 to $65,000 or 85.7% for the three months ended September 30, 1999 from $35,000 for the prior comparable period. Interest and other income increased by $113,000 or 289.7% to $152,000 for the nine months ended September 30, 1999 from $39,000 for the prior comparable period. These increases were due to investing higher cash balances associated with the net proceeds from the Company's public offering of common stock for the entire period and interest earnings on the Chapman Holdings, Inc. loan.

      Total expenses increased by $693,000 or 87.4%, to $1,436,000 for the three months ended September 30, 1999 from $793,000 for the prior comparable period. Total expenses increased by $1,569,000, or 68.5%, to $3,860,000 for the nine months ended September 30, 1999 from $2,291,000 for the prior comparable period. Expenses increased in all areas due to expanded operations, including the hiring of additional staff and associated expenses, as well as increased marketing efforts.

      Management fees, which consist primarily of the Company's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by $83,000 or 29.0%, to $369,000 for the three months ended September 30, 1999 from $286,000 for the prior comparable period. Management fees increased by $197,000 or 21.6%, to $1,109,000 for the nine months ended September 30, 1999 from $912,000 for the prior comparable period. These increases in management fees expense largely reflects an increase in assets under management of the DEM-MET Trust, slightly offset by a reduction of two sub-advisors working for the DEM-MET Trust.

      Compensation and benefits increased by $161,000 or 101.3 %, to $320,000 for the three months ended September 30, 1999 from $159,000 for the prior comparable period. Compensation and benefits increased by $337,000 or 67.5% to $836,000 for the nine months ended September 30, 1999 from $499,000 for the prior comparable period. These increases are largely due to the addition of five employees and increases in annual compensation to certain existing employees.

      General and administrative expense increased by $395,000 or 136.7%, to $684,000 for the three months ended September 30, 1999 from $289,000 for the prior comparable period. General and administrative expense increased by $1,033,000 or 151.9%, to $1,713,000 for the nine months ended September 30, 1999 from $680,000 for the prior comparable period. General and administrative expense increased due to increases in charges under the Company's expense allocation arrangement with Chapman Holdings, Inc., an affiliate, to pay costs associated with additional employees, ancillary activities to support the Company's increased marketing efforts and costs incurred pursuant to the DEM Index Fund expense limitations. Additionally, the increase is attributable to new contracts with marketing consultants and legal expenses of developing and registering four new DEM strategy mutual funds for which we will not be reimbursed.

      The Company did not have any interest expense during the three months ended September 30, 1999 and 1998. Interest expense decreased by $20,000 or 76.9%, to $6,000 for the nine months ended September 30, 1999 from $26,000 for the prior comparable period. This decrease is attributable the retirement of a note payable to The Chapman Co., a subsidiary of Chapman Holdings, Inc.

      Income taxes decreased by $104,000 to a tax benefit of $101,000 for the three months ended September 30, 1999 from a tax provision of $3,000 for the prior comparable period. Income taxes decreased by $197,000 to a tax benefit of $164,000 for the nine months ended September 30, 1999 from a tax provision of $33,000, for the prior comparable period. The decreases are due to the increase in loss before income tax provision.

      The Company had a loss of $277,000 for the three months ended September 30, 1999 versus net income of $5,000 for the prior comparable period. The Company had a loss of $498,000 for the nine months ended September 30, 1999 versus net income of $59,000 for the prior comparable period. This change is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has financed its operations through capital contributions from its principal stockholder, loans from affiliates, cash flow from operations, and the sale of equity securities.

      The Company's liquid assets consist primarily of receivables from advisory clients. Due to a recent loan discussed below, only a small percentage of Chapman Capital Management Holding's total assets held subsequent to July 29, 1999 are liquid. The Company's total assets as of September 30, 1999 were $5,204,000 compared to $5,648,000 as of December 31, 1999.

      On August 14, 1998, the Company consummated an initial public offering of its common stock (the "Offering") pursuant to which the Company received net proceeds of approximately $5,240,000. Offering proceeds were invested in The Chapman U.S. Treasury Money Fund which invests in short-term U.S. government securities and repurchase agreements collateralized by such securities.

      On July 29, 1999, the Company made an unsecured loan of $3,220,000 to Chapman Holdings, Inc., an affiliate of the Company ("Chapman Holdings") in connection with its broker-dealer subsidiary, The Chapman Co., which was seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that required Chapman Holdings to repay the amount of the loan upon the Company's demand and with interest due thereon at the brokers call rate as in effect from time to time. The proceeds of the loan were immediately transferred by Chapman Holdings to The Chapman Co. on a subordinated basis, to qualify as regulatory net capital and were held in cash. Chapman Holdings repaid this loan in full on September 14, 1999

      The Company's final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due on demand.

PLAN OF MERGER

Subsequent to September 30, 1999, the Company signed a merger agreement which is subject to stockholders approval and the completion of an initial public stock offering of common stock by eChapman.com, among other things, to merge into a wholly-owned subsidiary of eChapman.com. This merger would result in the Company, Chapman Holdings Inc. and Chapman Insurance Holdings, Inc. becoming wholly-owned subsidiaries of eChapman.com. eChapman is a newly formed corporation designed to bring these companies together to take advantage of the unique opportunities presented by the growth of the Internet. eChapman.com is owned by the major stockholders of the Company.

This planned merger and the operations of eChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the future results of operations and financial position of the Company. These risk items include the fact that eChapman.com has not launched a web site and has no internet-related operating history; the web site must be designed, developed, hosted by a service provider and marketed; eChapman.com must raise at least $20 million from its planned public offering to complete this merger; the eChapman.com brand must be successful in order for it to attract users, advertisers and strategic partners; and the success of the "Domestic Emerging Markets" strategy through the use of the Internet.

      On December 14, 1998, Chapman Capital Management advanced to Chapman Limited Partnership I $19,536 for payment of certain taxes and related payments, interest, and penalties. On October 22, 1999, Chapman Holdings and Chapman Capital Management Holdings each advanced the partnership $49,037 for payment of certain taxes and related payments. As of September 30, 1999, all of these advances remained outstanding. Future lease payments will be applied to such advances until repaid in full.

      On July 29, 1999, the Company advanced Nathan A. Chapman, Jr., and President of the Company, $242,000 pursuant to an unsecured demand note bearing interest at the rate of 5.45% per annum. As of September 30, 1999, the Company had outstanding unsecured loans to Mr. Chapman in the amount of $367,000.

      The Company's balance of cash and cash equivalents, was $3,103,000 as of September 30, 1999.

YEAR 2000 SOFTWARE ISSUE

    As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of September 30, 1999, Chapman Capital Management Holdings has incurred direct Year 2000 readiness costs of approximately $75,000 to cover assessment of systems, internal testing, point-to-point testing, training, replacement and modification of existing systems, and contingency planning.

    Chapman Capital Management Holdings' Year 2000 readiness costs consist of direct expenses incurred with respect to software, consulting and employee time and Chapman Capital Management Holdings' share of readiness expenses for upgraded computers, software, and communication systems to be paid or financed by Chapman Holdings. Chapman Capital Management Holdings will reimburse Chapman Holdings for its share of these Year 2000 expenses through increased charges for support under the terms of its expense allocation agreement with Chapman Holdings.

    Chapman Capital Management Holdings estimates its Year 2000 readiness costs at approximately $94,000. Chapman Capital Management Holdings estimates that its total Year 2000 readiness costs, direct and allocated by Chapman Holdings, will be approximately $109,000.

    Chapman Capital Management Holdings' management has prepared a written plan detailing Chapman Capital Management Holdings' software and operating systems readiness issues for the Year 2000. The plan identifies mission critical and non-mission critical operating systems of Chapman Capital Management Holdings. Working with its hardware and software vendors and other third parties to prepare for the Year 2000, Chapman Capital Management Holdings substantially completed necessary hardware and software renovations during the second quarter of 1999. We tested during the third quarter of 1999 to determine the effect of our readiness efforts, and we are currently working with our hardware and software vendors and other third parties to complete our Year 2000 contingency plan.

    Chapman Capital Management Holdings' Year 2000 readiness plan involves four phases:

       PHASE I--ASSESSMENT. This phase involved the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

       PHASE II--RENOVATION. This phase involved the identification and replacement of mission critical systems which Chapman Capital Management was unable to update or certify as compliant. This phase commenced in the first quarter of 1998 and was substantially completed in the second quarter of 1999. Remaining activities relate to monitoring and following up with third parties as part of our contingency planning activities in Phase IV.

       PHASE III--TESTING. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. Chapman Capital Management Holdings completed this phase during the third quarter of 1999.

       PHASE IV--CONTINGENCY PLANNING. This phase involves an assessment of all mission critical systems for potential problems that would result from Year 2000 related failures of software or hardware and also the development of plans and strategies to continue operations should such failures occur. Chapman Capital Management has prepared an initial plan and will continue to refine and expand it as required through the first quarter of 2000.

    Within Chapman Capital Management Holdings' Year 2000 readiness plan, systems are identified as "mission critical" and "non-mission critical". Systems were identified as "mission critical" if the loss of the system, software or facility would cause an immediate stoppage of activity or a significant impairment of a core business area. Systems were determined to be non-Y2K compliant based on information from manufacturers. Systems were identified as "non-mission critical" if loss of the system, although inconvenient, would not cause an immediate stoppage of activity or significant impairment of a core business area. The following table summarizes Chapman Capital Management Holdings' estimate of the status of mission critical elements of Chapman Capital Managements' Year 2000 readiness plan.

                                                                                          NUMBER OF
                                                                                           CRITICAL
                                                   NUMBER OF   CRITICAL     CRITICAL     SYSTEMS FOR
                                                   CRITICAL     SYSTEMS    SYSTEMS IN    WHICH PHASE
Y2K PLAN PHASE                                      SYSTEMS    COMPLETED    PROCESS     NOT APPLICABLE
--------------                                     ---------   ---------   ----------   --------------
Assessment.......................................     32          32           --                --
Renovation.......................................     32          23           --                 9
Testing..........................................     32          23           --                 9
Contingency Planning.............................     32          --           32                --

    Chapman Capital Management Holdings has relationships with third parties that may have computer systems that are not Year 2000 ready. Chapman Capital Management Holdings has identified the third parties upon which it relies for mission critical systems and has contacted such third parties to confirm that their systems are Year 2000 ready. Responses from the majority of these vendors during the first and second quarters indicated that they expected to reach compliance by the third quarter of 1999. Chapman Capital Management Holdings continues to monitor the progress of its vendors and suppliers. The Chapman Capital Management Holdings contingency plan calls for the replacement, whenever feasible, of any vendors of mission critical systems that have not certified readiness by September 30, 1999. As of November 11, 1999, only four such vendors had not verified readiness. We have identified alternative vendors in the event these vendors are not Year 2000 ready.

    While Chapman Capital Management Holdings believes that it is taking prudent and necessary action to become Year 2000 ready, there can be no assurance that the Year 2000 issue will not result in information or communications systems interruptions. Any such interruptions could be expected to have a material adverse effect on Chapman Capital Management Holdings' business, financial condition, results of operations and business prospects and may subject Chapman Capital Management Holdings to liability to its clients. Chapman Capital Management Holdings is currently building upon its existing contingency plan in the event that Chapman Capital Management Holdings or third parties do not successfully complete their readiness efforts, or if vendors or third parties controlling mission critical systems are unable to confirm that their systems will be Year 2000 ready. These efforts may result in additional costs in excess of current allocations and estimates.

                                     PART II

                                OTHER INFORMATION

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 30, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-51883) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

      The Company has applied Offering proceeds in the amount of $507,000 toward the creation of new investment products; $856,000 for expanded sales and marketing efforts; $444,000 for promotion of the Company's Domestic Emerging Markets and DEM Multi-Manager Strategies; $813,000 for repayments of indebtedness to affiliates and $850,000 for working capital and general corporate purposes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits required by Item 601 of Regulation S-B:

      Exhibit 10: Agreement and Plan of Merger by and among eChapman.com, Inc., CCMHI Merger Subsidiary, Inc. and Chapman Capital Management Holdings, Inc. dated November 15, 1999 (Filed as Exhibit 10.4 to the eChapman.com, Inc.'s Registration Statement on Form
                        SB-2 (File No.      ) as filed with the Securities
                        and Exchange Commission on November 15, 1999 and hereby incorporated by reference.)

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

                    CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.

                           By:  /S/ NATHAN A. CHAPMAN, JR.
                                ---------------------------------------------
                                Nathan A. Chapman, Jr.
                                President, Chairman of the Board and Director

                                /S/ MARIA MARKHAM THOMPSON

                                Maria Markham Thompson, CPA
                                ---------------------------------------------
                                Chief Financial Officer
                                (Principal Financial Officer and Principal
                                Accounting Officer)

Date:  November 15, 1999

                                  EXHIBIT INDEX

Exhibit 27:       Financial Data Schedule.