Form 10KSB
period 1999-12-31
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 2000-03-30
CIK 1057637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

The issuer's revenues for its most recent fiscal year were:  $4,622,000.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 10, 2000 was $12,585,004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of Common Stock of the registrant as of March 10, 2000 was 3,351,334.

Transitional Small Business Disclosure Format
(check one).  Yes [   ]  No [ X ]

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----

PART I


   ITEM 1.  DESCRIPTION OF BUSINESS....................................... 1

   ITEM 2.  DESCRIPTION OF PROPERTY....................................... 19

   ITEM 3.  LEGAL PROCEEDINGS............................................. 19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 19

PART II


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 20

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................... 21

   ITEM 7.  FINANCIAL STATEMENTS.......................................... 28

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE........................... 42

PART III


   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.... 42

   ITEM 10. EXECUTIVE COMPENSATION........................................ 44

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................ 46

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 47

   ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K......................... 52




Domestic Emerging Markets(R) and DEM(R) are registered trademarks and DEM Profile(TM), DEM Universe(TM), DEM Company(TM) DEM Index (TM) and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Chapman Capital Management Holdings, Inc. is an African-American controlled holding company. Its investment advisory subsidiary, Chapman Capital Management, currently manages three mutual funds: the DEM Equity Fund, the DEM Index Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman
Funds, Inc., a diversified, open-end management investment company registered under the Investment Company Act of 1940. Chapman Capital Management has formed and manages one private investment trust, the DEM-MET Trust. Chapman Capital Management also advises corporate, institutional and individual investors on a separate account basis. In addition, Chapman Capital Management is in the process of establishing two new mutual funds which will use the DEM Multi-Manager strategy.

    As of February 29, 2000, Chapman Capital Management's total assets under management attributable to mutual funds were approximately 8.2% of its total assets under management.

    DEM EQUITY FUND is a non-diversified portfolio of The Chapman Funds, Inc. The principal investment objective of the DEM Equity Fund is aggressive long-term growth through investment in equity securities of companies meeting the DEM profile. As of February 29, 2000, the DEM Equity Fund had approximately $34.6 million in assets. The DEM Equity Fund commenced operations in April 1998.

    DEM INDEX FUND is also a non-diversified portfolio of The Chapman
Funds, Inc. The DEM Index Fund seeks to match, as closely as possible, the DEM Index, an index composed of 100 stocks from the universe of publicly-traded companies which meet the DEM profile. As of February 29, 2000, the DEM Index Fund had approximately $302,000 in assets. The DEM Index Fund commenced operations in March 1999.

    THE CHAPMAN U.S. TREASURY MONEY FUND, also a portfolio of The Chapman Funds, Inc., invests solely in short-term direct obligations of the U.S. Government and repurchase agreements collateralized fully by direct obligations of the U.S. Government. This fund is intended primarily for state and local governments and their authorities and agencies. As of February 29, 2000, The Chapman U.S. Treasury Money Fund had approximately $36.3 million in assets. The Chapman U.S. Treasury Money Fund began operations in June 1989.

    THE DEM MULTI-MANAGER FUNDS AND THE DEM MULTI-MANAGER STRATEGY. Chapman Capital Management has registered but has not yet begun to sell the DEM Multi-Manager Bond Fund and the DEM Multi-Manager Equity Fund. The amendment to The Chapman Funds registration statement registering, the DEM Multi-Manager Equity Fund became effective on December 14, 1998 by virtue of Rule 485(a)(2) under the Securities Act. Similarly, the amendment to The Chapman Funds registration statement registering the DEM Multi-Manager Bond Fund became effective on September 28, 1999.

    In addition, the Chapman Funds filed its annual update to its registration statement with respect to these funds on December 30, 1999. This registration statement became effective on February 28, 2000 under Rule 485(a)(i) under the Securities Act. We have delayed sales of these funds until there is a greater public awareness of the DEM Multi-Manager Strategy, and we anticipate that the launch of our web site will help to provide this promotion; however, at present we cannot provide a realistic estimate of when we expect to begin to market and sell these two funds.

    The DEM Multi-Manager Bond Fund will seek to earn high current income with the potential for capital appreciation through investment in fixed income securities of companies identified by multiple sub-advisors. The DEM Multi-Manager Equity Fund will seek aggressive long-term growth through capital appreciation by investment in equity securities of companies identified by multiple sub-advisors.

    In managing the DEM Multi-Manager funds, Chapman Capital Management will seek to enhance performance and reduce market risk of each fund by allocating each fund's assets among multiple sub-advisers. The sub-advisers may have, but are not necessarily required to have, dissimilar investment styles and security selection disciplines. Chapman Capital Management will monitor the performance of both the total fund portfolio and the portion of the total fund portfolio allocated to each sub-adviser and will reallocate fund assets among individual sub-advisers, or recommend to the board of directors of The Chapman Funds that the fund employ or terminate particular sub-advisers, to the extent Chapman Capital Management deems appropriate to achieve the overall investment objectives of the particular fund. Chapman Capital Management may recommend reallocations if, in Chapman Capital Management's opinion, a sub-adviser's allocation becomes overweighted as a result of extended appreciation and in order that undervalued securities and management styles receive additional allocations.

    Other circumstances under which Chapman Capital Management might reallocate a fund's assets among a fund's sub-adviser include poor performance of the assets under the management of a sub-adviser, concerns about the manner in which a sub-adviser is conducting its business or a change in a sub-adviser's portfolio management team. Chapman Capital Management also uses this multi-manager management style in the DEM-MET Trust, which is discussed below.

    When selecting sub-advisers for the Multi-Manager funds, Chapman Capital Management intends to actively recruit sub-advisers which meet the DEM profile; however, Chapman Capital Management does not intend to discriminate on the basis of race, gender or national origin in the selection of sub-advisers.

    We refer to this strategy as the DEM Multi-Manager strategy. The DEM Multi-Manager strategy is in the early stages of implementation. We have not conducted any marketing surveys to test its marketability, and we have not conducted any significant marketing of these strategies. Therefore, the viability of the DEM Multi-Manager strategy and its potential level of market acceptance is largely unknown.

    DEM-MET TRUST was organized in 1996 under New York law. The DEM-MET Trust is intended to qualify as a tax-exempt pooled trust for qualified employee benefit plans and certain governmental plans. The DEM-MET Trust was the first product introduced by Chapman Capital Management that employs the DEM Multi-Manager strategy. In managing the DEM-MET Trust, Chapman Capital Management actively recruits money managers which meet the DEM profile to manage a portion of the assets of the trust. These money managers invest their allocated assets in the securities of domestic and foreign issuers which may consist of common stock, or other types of equity investments, or temporary money market funds chosen by Chapman Capital Management. Chapman Capital Management acts as investment adviser to the DEM-MET Trust and in such capacity is responsible for selecting and monitoring the sub-advisors.

    As of February 29, 2000, Chapman Capital Management had sub-advisory relationships with 12 investment advisors. When selecting sub-advisers for the DEM-MET Trust, Chapman Capital Management actively recruits sub-advisers which meet the DEM profile; however, Chapman Capital Management does not intend to discriminate on the basis of race, gender or national origin in the selection of sub-advisers.

    Chapman Capital Management evaluates such sub-advisors monthly and reallocates assets among existing sub-advisors and new sub-advisors as necessary. The DEM-MET Trust was created in December 1996 pursuant to an agreement between Chapman Capital Management and Bankers Trust Company, as custodial trustee.

    As of February 29, 2000, the DEM-MET Trust had approximately $329.3 million in assets, representing 38.1% of Chapman Capital Management's total assets under management. However, one of the participants in the DEM-MET Trust recently informed us that it intends to withdrawal approximately $100 million of its investment in the trust. This withdrawal represents approximately 11.6% of Chapman Capital Management's assets under management as of February 29, 2000 and approximately 30.4% of the assets under management in the DEM-MET Trust as of February 29, 2000. We expect this withdrawal to be effective early in April 2000.

    DEM, INC. In June 1998, the board of directors of DEM, Inc., a closed end investment company managed by Chapman Capital Management, determined that the continued operation of the company was not in the best interests of the company's stockholders considering all relevant factors including, that the company's shares had been trading at a discount from their net asset value for approximately six months and that since inception, the company's expense ratio had continuously been above the average expense ratio of small capitalization growth funds as reported by Morningstar. The board of directors concluded that
(1) the discount on the company's shares could be attributed primarily to the small size of the fund and its relatively high expense ratio; and (2) that because investors could purchase shares of DEM, Inc. in the secondary market below the shares' net asset value and because the Investment Company Act of 1940 generally prohibits investment companies from offering shares below their net asset value, there was no feasible way in which to successfully increase the size of the fund in order to reduce the expense ratio and reduce or eliminate the discount at which the company's shares were then trading.

    The stockholders of DEM, Inc. approved the liquidation and dissolution of the company on September 1, 1998, at which time the officers of the company began liquidating its assets in order to distribute the net proceeds to the stockholders. The Chapman Co. incurred a loss on trading of DEM, Inc. stock of $159,000 in connection with stock of DEM, Inc. held in market-making inventory at the time of the liquidation.

    SEPARATE ACCOUNTS. Chapman Capital Management also provides investment advisory services to separate accounts under individual investment advisory agreements. Chapman Capital Management manages equity and debt portfolios with varied investment objectives including long term capital appreciation and current income. As of February 29, 2000, approximately 78.2% of the separate accounts under management incorporate the DEM strategy as an investment objective. Chapman Capital Management will continue to attempt to differentiate itself from other investment managers by providing the DEM strategy as an investment objective.

    As of February 29, 2000, Chapman Capital Management managed approximately $463.9 million in assets for separate accounts, of which approximately
$362.6 million was invested pursuant to the DEM Strategy.

    MARKETING AND CUSTOMER SERVICE

    Chapman Capital Management's marketing strategy is to provide a single source for investing in DEM companies while achieving a competitive rate of return. Chapman Capital Management aggressively markets to large corporations, government entities and other institutions seeking investment in DEM companies.

    Chapman Capital Management targets its marketing efforts to the various types of customers that use its investment advisory and asset management services. Chapman Capital Management's separate accounts are typically large institutional investors. Chapman Capital Management markets to these accounts through customer support activities and personal sales efforts by officers of Chapman Capital

Management. This strategy has also been utilized with the DEM-MET Trust due to the small number of large investors that have invested in the trust.

    Chapman Capital Management's proprietary investment products are distributed by The Chapman Co. To date, Chapman Capital Management's investment product marketing activities have been providing "wholesale" marketing assistance to support The Chapman Co.'s direct retail selling efforts. Chapman Capital Management intends to offer its proprietary investment funds to banks, insurance companies, providers of 401(k) deferred compensation plans and other institutions for resale to their customers. Chapman Capital Management will provide support to The Chapman Co. in marketing to institutional resellers and to the institutional resellers' own retail sales forces. Chapman Capital Management may also undertake some limited advertising of its proprietary investment products.

    In addition to separate accounts and proprietary investment products, Chapman Capital Management will seek to enter into agreements with other investment advisors whereby Chapman Capital Management will seek to act as a sub-advisor with respect to their investment products. Chapman Capital Management will seek to provide wholesale marketing assistance to the distributors of such third-party investment products to ensure that such products are effectively marketed by the third-party distributors to the DEM community.

    RESEARCH

    As of February 29, 2000, Chapman Capital Management employed four portfolio managers. Chapman Capital Management intends to hire additional portfolio managers to support its existing investment advisory and management services and to facilitate the introduction and maintenance of new investment products.

    Chapman Capital Management currently employs a buy-side analyst to assist the portfolio managers in investment research, monitoring of investment opportunities and the development and maintenance of Chapman Capital Management's proprietary DEM valuation and screening model. Chapman Capital Management also utilizes the research services of The Chapman Co. for coverage on certain companies meeting the DEM profile. Chapman Capital Management intends to expand its research staff by hiring additional buy-side analysts.

    DEPENDENCE ON KEY INVESTMENT MANAGEMENT CLIENTS

    At February 29, 2000, there were three participants in the DEM-MET Trust. The $329.3 million in assets in the DEM-MET Trust represented 38.1% of Chapman Capital Management's assets under management as of February 29, 2000. In addition, for the year ending December 31, 1999, the DEM-MET Trust accounted for approximately 50.4% of Chapman Capital Management Holdings' revenue. One participant in the DEM-MET Trust recently informed us that it intends to withdrawal approximately $100 million of its investment from the trust. If the participants of the trust terminated their agreements with the DEM-MET Trust or make additional withdrawals of a substantial amount of their assets, our advisory fee revenue would be materially and adversely affected.

GOVERNMENT REGULATION

    Chapman Capital Management's business is subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict, or prohibit an adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Possible sanctions that may be imposed include:

    - Suspension of individual employees

    - Limitations on engaging in certain lines of business for specified periods of time

    - Revocation of investment adviser and other registrations

    - Censures

    - Fines

    Chapman Capital Management is registered with the SEC under the Investment Advisers Act of 1940 and is subject to examination by the SEC. Under
Section 206 of the Advisers Act, it is unlawful for any investment adviser to:

    - Employ any device, scheme, or artifice to defraud any client or prospective client

    - Engage in any transaction, practice, or course of business which operates as a fraud or deceit upon any client or prospective client

    - Engage in any act, practice, or course of business which is fraudulent, deceptive or manipulative.

    The Advisers Act imposes numerous other obligations on registered investment advisors including:

    - Fiduciary duties

    - Recordkeeping requirements

    - Operational requirements

    - Disclosure obligations

    The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of the Company to comply with the requirements of the SEC could have a material adverse effect on EChapman.com.

    An investment adviser to a registered investment company, its principals, and its employees may also be subject to proceedings initiated by the SEC to impose remedial sanctions for violation of any provision of the federal securities laws and the regulations adopted thereunder, and the SEC may prohibit an investment adviser to an investment company from continuing to act in its capacity as an investment adviser to an investment company. Stockholders of registered investment companies or the SEC may also bring an action against the officers, directors, and investment adviser for breach of fiduciary duty in establishing the compensation paid to the investment adviser.

    The mutual funds managed by Chapman Capital Management are registered with the SEC under the Investment Company Act, and the sale of shares in these fund has been registered under the Securities Act. Investment companies, such as The Chapman Funds, Inc. and any future registered investment companies established and/or advised by Chapman Capital Management, are subject to considerable substantive regulation. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of open-end investment companies, such as the DEM Equity Fund, the DEM Index Fund and The Chapman U.S. Treasury Money Fund, can only be offered at a uniform public offering price based on the current net asset value per share plus the sales load.

    No more than 60% of the directors of registered investment companies such as The Chapman Funds, Inc. can be interested persons, defined to include, among others, persons affiliated with the management company or underwriter, and a majority of the directors must not be affiliated with the underwriter. In the case of investment companies, such as The Chapman Funds, which have adopted 12b-1 plans for its portfolios in order to permit these portfolios to pay for distribution expenses, the rules under the Investment Company Act require that no more than 50% of the fund's directors can be interested persons.

    The advisory agreement must have initially been approved by a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. The advisory agreement must be subject to termination upon 60 days notice by the board or by the outstanding voting shares.

    The underwriting agreement must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in the event of an assignment. We do not believe that the merger of Chapman Holdings will result in an assignment and automatic termination of The Chapman Co.'s underwriting agreements with The Chapman Funds, because we do not believe that the merger constitutes a change of control for purposes of the Investment Company Act. With limited exceptions, transactions between the investment company and an affiliate can be entered into only if approved by the SEC, after notice and opportunity for hearing, as fair and equitable.

    Chapman Capital Management derives a large portion of its revenues from its investment company management agreements. Under the Advisers Act, Chapman Capital Management investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the mutual funds managed by Chapman Capital Management terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Chapman Capital Management. We do not believe that the merger of Chapman Capital Management Holdings will result in an assignment and automatic termination of Chapman Capital Management's advisory agreements, because we do not believe that the merger constitutes a change of control for purposes of the Investment Company Act.

COMPETITION

    Chapman Capital Management's investment advisory business competes with a number of larger, more established investment advisors and securities firms. Competition is influenced by various factors, including product offering, quality of service and price. All aspects of the advisory business are competitive, including competition for assets to manage. Large national firms, often with more personnel, have much greater marketing, financial, technical, research, and other capabilities. These firms offer a broader range of financial services than Chapman Capital Management and compete not only with Chapman Capital Management and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients.

    The mutual funds managed by Chapman Capital Management are similarly subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by Chapman Capital Management's affiliated investment funds. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities which may compete directly with Chapman Capital Management. Chapman Capital Management's ability to increase and retain assets under management could be materially adversely affected if client accounts or Chapman Capital Management's affiliated investment funds under-perform specified market benchmarks. Chapman Capital Management's ability to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions.

    A large number of investment products including mutual funds, are sold to the public by investment management firms, broker/dealers, insurance companies and banks in competition with the investment products offered by Chapman Capital Management. Many of Chapman Capital Management's competitors apply substantial resources to advertising and marketing their investment products which may adversely affect the ability of Chapman Capital Management's investment products to attract new assets. Chapman Capital Management expects that there will be increasing pressures among investment advisors to obtain and hold market share.

PERSONNEL

    At December 31, 1999, Chapman Capital Management Holdings had 12 full-time employees and shared three officers with affiliated companies. None of these personnel is covered by a collective bargaining agreement. Management considers Chapman Capital Management Holdings' relationship with its employees to be good.

TRADEMARKS

    We have the right to use the following registered trademarks and common law trademarks under our non-exclusive royalty-free service mark licensing agreement with Nathan A. Chapman, Jr.

    - Domestic Emerging Markets-Registered Trademark-

    - DEM-Registered Trademark-

    - C-Eagle Logo-TM- appearing on the front page of this prospectus and proxy statement

    - DEM Index-TM-

    - DEM Profile-TM-

    - DEM Universe-TM-

    - DEM Company-TM-

    - DEM Multi-Manager-TM-

    - Chapman-TM-

    We regard our trademarks and other intellectual property as critical to our success. We rely on trademark law to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property rights without authorization.

PLAN OF MERGER

         On November 15, 1999, the Company signed a merger agreement which is subject to stockholder approval and the completion of an initial public offering of common stock by eChapman.com, among other things, to merge into a wholly-owned subsidiary of eChapman.com. In the event the merger is consummated, each share of common stock of the Company, other than shares held by stockholders who properly perfect their dissenters' rights under the Maryland General Corporation Law, automatically shall be converted into the right to receive 2.23363 shares of eChapman.com common stock and a cash payment for fractional shares.

         This merger would result in the Company, Chapman Holdings Inc. and Chapman Insurance Holdings, Inc. becoming wholly-owned subsidiaries of eChapman.com. eChapman.com is a newly formed corporation designed to bring these companies together to take advantage of the unique opportunities presented by the growth of the Internet. eChapman.com is owned by the major stockholder of the Company.

         The merger will be fully described in the Company's proxy materials for the special meeting of stockholders, currently expected to be held in April 2000. The discussion set forth above and the risks discussed below pertaining to the merger are qualified in their entirety by reference to the proxy materials and the merger agreement that will be attached thereto.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

NET LOSS; RISK OF INABILITY TO MANAGE GROWTH

         We have experienced and expect to continue to experience significant growth in our business activities and the number of our employees. This growth requires increased investment in personnel, financial and management systems and controls and facilities. In addition, we intend to add personnel to support the increase in assets under management that we will seek in executing our strategies. Unless we achieve revenue growth in line with our growth in expenses, we will continue to incur operating losses. Furthermore, our inability to manage such growth could have a material adverse effect on our continued operations. During 1999, we had a net loss of $853,000.

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

         The DEM-MET Trust, with three investors and $329.3 million in assets under management, represents approximately 38.19% of our assets under management as of February 29, 2000, 50.4% of our total revenues in 1999 and 54.4% of our net advisory and administrative fees in 1999. Excluding the DEM-MET Trust and its clients, the Company's two largest clients represent 21.1% of the Company's assets under management as of February 29, 2000 and 6.7% of the Company's revenues for 1999.

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

UNPROVEN NATURE OF DEM AND DEM MULTI-MANAGER STRATEGIES

         We have implemented and intend to use substantial resources to promote our DEM and DEM Multi-Manager strategies. The Domestic Emerging Markets, or DEM, strategy seeks investment in domestic companies that meet the DEM Profile in that they are controlled by African-Americans, Asian-Americans, Hispanic-Americans and women. The DEM Multi-Manager strategy seeks investment management clients who wish to allocate investment responsibility for their assets among multiple investment managers. As of February 29, 2000, we had approximately $726.8 million in assets under management using the DEM and DEM-Multi-Manager investment strategies, respectively.

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

RELATIONSHIPS WITH OTHER CHAPMAN ENTITIES AND POTENTIAL CONFLICTS OF INTEREST

         We act as investment advisor, pursuant to investment advisory agreements, for three active registered investment portfolios, the DEM Equity Fund, the DEM Index Fund and The Chapman U.S. Treasury Money Fund, each an open-end portfolio of The Chapman Funds, Inc. Our revenues in connection with these related-party agreements accounted for 12.8% and 15.5% of our total revenues in the years ended December 31, 1998 and 1999, respectively. At our request, Nathan A. Chapman, Jr., our President and Chairman of the Board; Earl U. Bravo, Sr., our Vice President, Secretary and Assistant Treasurer; and M. Lynn Ballard, our Treasurer and Assistant Secretary; serve as President and Chairman of the Board; Secretary and Assistant Treasurer; and Treasurer and Assistant Secretary, respectively, of The Chapman Funds, Inc. In addition, several of our key executives, including Mr. Chapman, are also officers and/or directors of holding companies owning all of the outstanding equity securities of The Chapman Co. and The Chapman Insurance Agency Incorporated. The common management and/or ownership among the Company and these other companies may involve potential conflicts of interest with respect to the terms of business transactions, allocations of shared expenses for overhead (including compensation of shared employees, lease payments and other expenses) and the allocation of business opportunities between us and such other companies. Further, because our key executives are also senior executives of other companies, they will not be able to devote all of their time to our business affairs. Although there is no written agreement, we expect that Mr. Chapman will devote no less than 33% of his time to our operations and entities that he serves at our request. All business transactions and allocations of overhead between us and such other companies are approved by a committee of the Board of Directors composed of independent, outside directors. Furthermore, the compensation of our President will be approved by the Compensation Committee of the Board of Directors, a majority of the members of which are independent, outside directors.

EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE/CONTROL BY PRINCIPAL STOCKHOLDER

         Nathan A. Chapman, Jr. directly holds 2,285,143 shares, or approximately 68.1%, of the outstanding shares of Common Stock. All of such shares are available for resale in the public market under Rule 144 promulgated pursuant to the Securities Act. As of March 10, 2000, an additional 134,165 shares, or approximately 4.00% of the outstanding Common Stock, were held in inventory by a subsidiary of an affiliate of the Company and Mr. Chapman, The Chapman Co., in its capacity as market-maker for the Common Stock. All of the shares held by The Chapman Co. are available for immediate resale. Sales of a significant number of shares of Common Stock in the public market could have a material adverse effect on the market price of the Common Stock. Further, due to his share ownership, Mr. Chapman controls the outcome of all matters submitted to our stockholders for approval, including the election of all of our directors.

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

ADDITIONAL FACTORS RELATED TO PROPOSED MERGER THAT MAY AFFECT FUTURE RESULTS

         The risks described in the preceding section pertain to the continued operation of the Company as a stand-alone entity. In the event the proposed merger is consummated, the operations of eChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the Company's current stockholders.

                       RISKS ASSOCIATED WITH ECHAPMAN.COM

WE ARE A NEW COMPANY WITH MINIMAL OPERATIONS TO DATE, AND WE HAVE NOT FORMALLY LAUNCHED OUR WEB SITE; IF WE EXPERIENCE A DELAY IN COMPLETING AND LAUNCHING OUR WEB SITE, OUR EARNINGS WILL SUFFER.

    EChapman.com was formed in 1999 and has had minimal operations to date, which have consisted solely of expenses incurred in developing our business plan. Although we have launched a prototype of our web site, we are still in the process of designing and developing our actual web site, and we have not made final decisions with respect to a web design firm, web development firm, a hosting services provider or other necessary Internet vendors. If we experience a delay in identifying and retaining qualified vendors for the completion and launch of our web site, our ability to successfully implement our business strategy will be adversely affected. In addition, since we are dependent upon outside vendors for these services, our estimated time frames will depend upon their availability.

BECAUSE WE HAVE NO INTERNET-RELATED OPERATING HISTORY, WE CANNOT ENSURE YOU THAT OUR EXPANSION INTO THE AREA WILL BE PROFITABLE.

    Although we have a history with respect to the securities brokerage, investment banking and investment advisory businesses, we have no Internet-based operating history from which you can evaluate our combined business plan and prospects.

    As a new entrant to the Internet business, we face risks and uncertainties relating to our ability to implement successfully the Internet component of our business strategy, including:

    - Successful design, development and launch of the EChapman.com web site

    - Creation of public awareness of the EChapman.com brand and web site

    - Successful expansion of our financial service businesses on the Internet

    If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE CURRENTLY HAVE NO AGREEMENTS WITH ADVERTISERS, STRATEGIC PARTNERS OR CONTENT PROVIDERS, AND IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN THESE RELATIONSHIPS, OUR EARNINGS WILL SUFFER.

    Although we intend to pursue advertising relationships and strategic alliances with third parties and enter into agreements with content providers, we have not entered into negotiations with any companies, and we cannot assure you that we will be able to establish or maintain these relationships. If we cannot establish and maintain these relationships, our earnings will be adversely affected.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE EXPECT TO CONTINUE TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    On a pro forma basis, after giving effect to the mergers of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings into our wholly-owned subsidiaries, we had net losses of $4,718,000 for the year ended December 31, 1999. Following the offering and the consummation of the mergers, we expect to continue to increase our operating expenses significantly, expand our marketing and staff and continue to develop and expand our web site and our online information and services. These expenses will be significant and generally will precede revenues, and if they are not followed by increased revenues, our business, results of operations and financial condition will be materially and adversely affected.

BECAUSE OF OUR LIMITED EXPERIENCE WITH BUILDING THE ECHAPMAN.COM BRAND, WE MIGHT NOT EFFECTIVELY UTILIZE RESOURCES NEEDED TO BUILD OUR BRAND, WHICH COULD NEGATIVELY IMPACT OUR REVENUE AND OUR ABILITY TO ATTRACT USERS, ADVERTISERS AND STRATEGIC PARTNERS.

    We believe that establishing and maintaining our brand is critical to our success and that the importance of brand recognition will increase due to the growing number of web sites, particularly those targeted to discrete segments of the DEM community. We intend to build our brand through advertising targeted to segments of the DEM community and the DEM community as a whole, including print, broadcast placements, public relations campaigns and the development of strategic relationships with other companies which target segments of the DEM community or, conversely, which desire access to the DEM community. We have minimal practical experience with building our brand through these channels or in establishing strategic relationships. If our efforts to build our brand through these channels do not generate a corresponding increase in revenue, our financial results could be adversely affected. Successful promotion and marketing of our brand will also depend on providing up-to-date, interesting and compelling content, community, commerce and personalized services, and we will need to increase our marketing and branding expenditures in our effort to increase our brand awareness. If our brand building strategy is unsuccessful, we may never recover these expenses, we may be unable to increase our future revenues, and our business would be materially and adversely affected.

NATHAN A. CHAPMAN, JR. HAS BEEN AN INSTRUMENTAL FORCE IN THE GROWTH OF CHAPMAN HOLDINGS AND CHAPMAN CAPITAL MANAGEMENT HOLDINGS AND IN THE CREATION OF THE DEM STRATEGY, AND THE LOSS OF MR. CHAPMAN'S SERVICES WOULD DEPRIVE US OF MR. CHAPMAN'S KNOWLEDGE OF AND SKILL IN THE FINANCIAL SERVICES AND DEM MARKETS, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND GROWTH PROSPECTS.

    For the foreseeable future, we intend to place substantial reliance upon the personal efforts and abilities of Nathan A. Chapman, Jr., president of EChapman.com. Mr. Chapman has provided the strategic vision for and has played a key role in executing the business plans of Chapman Holdings and Chapman Capital Management Holdings and the DEM strategy in the past. Therefore, the loss of the services of Mr. Chapman would have a material adverse effect on our business, operations, revenue and business prospects because of our reliance on his strategic vision and his experience in the financial services and DEM markets. We do not have an employment agreement with Mr. Chapman. The Chapman Co. currently maintains "key man" life insurance coverage in the amount of $7,000,000 on Mr. Chapman.

USE OF THE DEM STRATEGY ON THE INTERNET IS NEW AND UNTESTED, AND IF WE ARE UNABLE TO ATTRACT MEMBERS OF THE DEM COMMUNITY TO OUR WEB SITE, OUR FUTURE PROFITABILITY WILL BE MATERIALLY AND ADVERSELY AFFECTED.

    We plan to use the DEM strategy in our Internet business to focus on attracting African-Americans, Asian-Americans, Hispanic-Americans and women to our web site. The success of our business will depend on our ability to attract members of the DEM community to our web site; however, we cannot assure you that these individuals will use our web site or that the expansion of the DEM strategy on the Internet will be profitable because of the existing and increasing competition for Internet-based business and the relatively limited market represented by members of the DEM community compared to the market for Internet users as a whole.

THERE IS NO PRIOR PUBLIC MARKET FOR OUR COMMON STOCK, AND IF A PUBLIC MARKET FOR OUR SECURITIES DOES NOT DEVELOP OR IS NOT SUSTAINED, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED.

    Prior to our initial public offering, our common stock has not been publicly traded, and we cannot assure you that an active public market for our common stock will develop or, if developed, that it will continue after the offering. Because we lack an operating history and because the Internet industry is relatively new and rapidly evolving, it is difficult to predict the extent to which investor interest in our common stock will lead to a trading market or how liquid that market might become.

                  RISKS RELATED TO ECOMMERCE AND THE INTERNET

WE FACE INTENSE COMPETITION, AND IF WE DO NOT RESPOND TO THIS COMPETITION EFFECTIVELY, WE MAY NOT BE ABLE TO RETAIN AND ATTRACT USERS, ADVERTISERS AND STRATEGIC PARTNERS, WHICH COULD REDUCE OUR REVENUE AND HARM OUR FINANCIAL RESULTS.

    The number of web sites competing for the attention and spending of users and advertisers has greatly increased, and we expect it to continue to increase. The market for Internet content sites is rapidly evolving and financial, technical and legal barriers to entry are low, enabling newcomers to launch competitive sites at relatively low costs.

    We will compete for users, advertisers and strategic partners with the following types of companies:

    - Online services or web sites targeted at the various segments of the DEM community, such as msbet.com, netnoir.com, quepasa.com, ivillage.com, women.com and womencentral.com

    - Web search and retrieval and other online service companies, commonly referred to as portals

    - Publishers and distributors of traditional media, such as television, radio and print

    - Online and traditional brokerages and investment banks

    - Traditional brokerages and investment banks

    If we do not respond to this competition effectively, we may not be able to attract users, advertisers and strategic partners, which would reduce our revenue and harm our financial results. In addition, increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business.

FAILURES OF OUR NETWORK INFRASTRUCTURE COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR USERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN USERS AND ADVERTISERS AND OTHER STRATEGIC PARTNERS.

    Our ability to successfully create an interactive online community and to deliver our financial services online depends in large part on the capacity, reliability and security of our network hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address these failures and could prevent our users from effectively utilizing our services, which could prevent us from retaining and attracting users, advertisers and other strategic partners. In addition, if we were to experience a network failure, we could be subject to regulatory sanctions in connection with our online brokerage services.

    Our system is susceptible to natural and man-made disasters, including fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect the operation of our web site. Our insurance policies may not compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and harm our revenues.

    In addition, our users will depend on Internet service providers, online service providers and other web site operators for access to our web site. Due to the rapid growth of the Internet, many of these service providers have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could also harm our business by preventing users from effectively utilizing our services.

THE CHAPMAN CO. IS PARTICULARLY SUSCEPTIBLE TO LIQUIDITY RISK WHILE TRADING FOR ITS OWN ACCOUNT DUE TO ITS LARGE INVENTORY OF ECHAPMAN.COM COMMON STOCK.

    As a result of the mergers, The Chapman Co.'s inventory of Chapman Holdings common stock and Chapman Capital Management Holdings common stock will convert into shares of EChapman.com common stock. EChapman.com common stock has been approved for listing on the Nasdaq National Market. As a newly-listed Nasdaq National Market security, EChapman.com common stock may have less liquidity and higher spreads between bid and ask prices than other securities listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. Accordingly, The Chapman Co. is subject to liquidity risk with respect to this security and may take longer to liquidate its inventory of these securities than it would for investments in more liquid securities. Liquidity risk is the risk that this security may be difficult or impossible to sell at the time and for the price that The Chapman Co. deems appropriate. Further, liquidity risk implies that any effort on the part of The Chapman Co. to liquidate its portfolio in a short period of time may adversely affect the price of the EChapman.com common stock.

OUR INVESTMENT ADVISORY SUBSIDIARY IS DEPENDENT ON A FEW MAJOR INVESTMENT MANAGEMENT CLIENTS, AND IF ANY OF THESE CLIENTS TERMINATED THEIR ADVISORY ARRANGEMENTS WITH US, OUR ADVISORY FEE REVENUE WOULD BE MATERIALLY HARMED.


    All of Chapman Capital Management's agreements with its advisory clients are terminable by the client upon short notice (typically 30-60 days prior written notice). As of February 29, 2000, eight clients, including all three of those invested in DEM-MET Trust and The Chapman U.S. Treasury Money Fund, represented approximately 74.5% of our total assets under management. As of February 29, 2000, DEM-MET Trust, with $329.3 million in assets under management, represented approximately 38.1% of our total assets under management. One of the participants in the

DEM-MET Trust has informed us that it intends to withdrawal approximately
$100 million of its investment in the trust. This withdrawal represents approximately 11.6% of Chapman Capital Management's assets under management as of February 29, 2000 and approximately 30.4% of the assets under management in the DEM-MET Trust as of February 29, 2000. We expect this withdrawal to be effective early in April 2000. If the DEM-MET Trust or any of our key investment management clients terminate their advisory arrangements with us or make additional substantial withdrawals of their assets under management, our advisory fee revenue would be materially and adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY

    Chapman Capital Management Holdings' principal executive offices are located at the World Trade Center-Baltimore, 401 East Pratt Street, 28(th) Floor, Baltimore, Maryland 21202 where it shares approximately 10,000 square feet of office space under a lease maintained by The Chapman Co. The Chapman Co.'s lease for these premises expires in October 2000 and The Chapman Co. has an option to renew this lease for another five years.


ITEM 3.  LEGAL PROCEEDINGS

    Many aspects of Chapman Capital Management Holdings' business involve substantial risks of liability, including exposure under federal and state securities laws. Chapman Capital Management Holdings maintains an errors and omissions insurance policy in the amount of $1 million insuring it against these risks.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


MARKET PRICE AND DIVIDEND INFORMATION

    Since August 14, 1998, Chapman Capital Management Holdings common stock has been traded in the over-the-counter market, and prices for Chapman Capital Management Holdings common stock are quoted on the Nasdaq SmallCap Market under the symbol CMGT. The following table sets forth the high and low bid prices of Chapman Capital Management Holdings common stock as reported on the Nasdaq SmallCap Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    PRICE RANGE PER SHARE

                                                                  CHAPMAN CAPITAL
                                                                    MANAGEMENT
                                                                     HOLDINGS
                                                                      (CMGT)
                                                              -----------------------
                                                                 HIGH         LOW
                                                              ----------   ----------
1998
  3(rd) Quarter(1)..........................................    8            7
  4(th) Quarter.............................................    8 3/8        7 1/16
1999
  1(st) Quarter.............................................    8 1/4        7 1/4
  2(nd) Quarter.............................................    8 3/8        7 1/4
  3(rd) Quarter.............................................    7 3/4        7
  4(th) Quarter.............................................   20            1 7/8
2000
  1(st) Quarter(2)..........................................   16 1/2       11 3/8

------------------------

(1) From August 14, 1998.

(2) Through March 28, 2000.

    On January 25, 2000, there were approximately 22 record holders of Chapman Capital Management Holdings' common stock. As of January 25, 2000, Chapman Capital Management Holdings had 3,351,334 outstanding shares of common stock.

    DIVIDENDS

    Since its initial public offering in August 1998, Chapman Capital Management Holdings has never declared or paid cash or other dividends on its common stock and does not anticipate doing so in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon Chapman Capital Management Holdings' earnings, if any, its financial condition, and other relevant factors. Chapman Capital Management Holdings intends to retain any earnings in the foreseeable future for its continued growth.



PROCEEDS OF THE OFFERING

         On June 30, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-51883) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

          The Company has applied Offering proceeds in the amount of approximately $813,000 for the repayment of indebtedness to affiliates of the Company. The Company applied approximately $745,000 to the creation of new investment products, $1,045,000 to expand sales and marketing efforts; $444,000 to promote the DEM strategies, and $850,000 for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final Application of such proceeds.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Chapman Capital Management Holdings, Inc. consolidated financial statements and the notes included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such result or trends will necessarily continue in the future.

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

    Advisory and administrative revenue is earned by Chapman Capital Management Holdings through its investment advisory and administrative services operations. For the year ended December 31, 1999 Chapman Capital Management Holdings generated revenues of $4,622,000 and a loss before income taxes of $853,000. For the fiscal year ended December 31, 1998, Chapman Capital Management Holdings generated revenue of $3,218,000 and loss before income taxes of $151,000.

    Chapman Capital Management Holdings' primary source of revenue is advisory and administrative fees. Chapman Capital Management Holdings' principal business activities are by their nature affected by many factors, including general economic and financial conditions, movement of interest rates and competitive conditions. Although Chapman Capital Management Holdings seeks to maintain cost controls, a significant portion of Chapman Capital Management Holdings' expenses are fixed and do not vary significantly with the factors listed above. As a result, substantial fluctuations can occur in Chapman Capital Management Holdings' revenue and net income from period to period.

    Revenues are derived primarily from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions. Assets under management were $771 million as of December 31, 1999, compared to $591 million as of December 31, 1998. The $180 million increase in assets under management during 1999 resulted from investment performance.

    On September 30, 1999 Chapman Capital Management was notified that one of its clients, accounting for less than 1% of total revenues, was withdrawing its funds from a separate account managed by Chapman Capital Management. The amount withdrawn effective October 14, 1999 was $3.9 million, or less than 1% of assets under management. The reduction in assets under management is expected to have a corresponding reduction in the management and advisory fee revenues received in future periods.

    In order to comply with the expense limitation requirements of a proposed sub-distributor of institutional shares of the DEM portfolios of The Chapman Funds, Inc., Chapman Capital Management has agreed to a fee limitation in favor of the institutional shares of the following portfolios in the following percentages of average daily net assets:

    - DEM Equity Fund 1.25%
                                    21

    - DEM Index Fund 2.00%

    - DEM Multi-Manager Equity Fund 2.00%

    - DEM Multi-Manager Bond Fund 2.00%

    These expense limitations went into effect as of March 17, 2000.

    In order to facilitate retail distribution of the investor shares of the DEM portfolios, Chapman Capital Management has agreed to fee limitations in favor of the investor shares of the following portfolios in the following percentages of average daily net assets:

    - DEM Equity Fund, 2.00%

    - DEM Index Fund, 2.69%

    - DEM Multi-Manager Equity Fund, 3.00%

    - DEM Multi-Manager Bond Fund, 3.00%

    These expense limitations went into effect as of March 17, 2000 and July 1, 1999, respectively.

    In connection with these expense limitations, Chapman Capital Management has agreed to reimburse the portfolios for all fees and expenses in excess of their respective expense limitations until at least December 31, 2000. The service providers to the portfolios typically charge a fixed fee combined with a variable fee determined by such factors as the number of accounts and the net assets of the portfolio. Due to these fixed fees, when the assets of a portfolio are low, as they typically are at the commencement of operations, the fees assessed by service providers can result in expenses significantly in excess of the fee limitations discussed above, requiring reimbursement or direct payments by Chapman Capital Management Holdings.

    On December 31, 1999, the amount under management in the DEM Index Fund was $516, and Chapman Capital Management Holdings paid costs of $63,085 pursuant to the DEM Index Fund expense limitations for the year ended December 31, 1999. Chapman Capital Management Holdings believes that it will be required to reimburse expenses for DEM Index Fund in progressively lower amounts as net assets rise until the expiration of the expense limitations or until the net assets of DEM Index Fund exceed approximately $17 million. Further, Chapman Capital Management Holdings expects the amounts that are required to be reimbursed may increase in future periods with the implementation of the DEM Equity Fund expense limitations and the commencement of operations of additional DEM portfolios with their own expense limitations. There can be no assurance that these portfolios will attract net assets sufficient to lower their expenses below their respective expense limitations. To the extent these portfolios are unsuccessful in lowering their expenses below their respective expense limitations, Chapman Capital Management Holdings' results of operations could be materially adversely affected.

RESULT OF OPERATIONS

    The following table reflects items in the Statements of Operation as dollar amounts and as percentages of total revenue:


                                                                          YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                       1999                      1998
                                                              -----------------------   -----------------------
                                                                           PERCENTAGE                PERCENTAGE
                                                                            OF TOTAL                  OF TOTAL
                                                               AMOUNTS      REVENUES     AMOUNTS      REVENUES
                                                               -------     ----------    -------     ----------
REVENUE:
Advisory and administrative
  fees......................................................  $4,282,000      92.6%     $3,136,000      97.5%
Other income................................................     340,000       7.4          82,000       2.5
                                                              ----------     -----      ----------     -----
      Total revenue.........................................   4,622,000     100.0       3,218,000     100.0
                                                              ----------     -----      ----------     -----
OPERATING EXPENSES:
Management fees.............................................   1,524,000      33.0       1,178,000      36.6
Compensation and benefits...................................   1,211,000      26.2         857,000      26.6
General and administrative..................................   1,955,000      42.3         827,000      25.7
Amortization and depreciation expense.......................     234,000       5.1         232,000       7.2
Advertising, Promotion and Publicity........................     545,000      11.8         249,000       7.8
Interest expense............................................       6,000       0.1          26,000       0.8
                                                              ----------     -----      ----------     -----
      Total operating expenses..............................   5,475,000     118.5       3,369,000     104.7
                                                              ----------     -----      ----------     -----
Loss before income tax benefit..............................    (853,000)    (18.5)       (151,000)     (4.7)
Income tax benefit..........................................          --        --          45,000       1.4
                                                              ----------     -----      ----------     -----
Net loss....................................................  $ (853,000)    (18.5)%    $ (106,000)     (3.3)%
                                                              ==========     =====      ==========     =====


    FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
     DECEMBER 31, 1998

    Total Revenue increased by $1,404,000 or 43.6%, to $4,622,000 for 1999 from $3,218,000 for 1998.

    Net advisory and management fee revenue increased by $1,146,000 or 36.5%, to $4,282,000 for 1999 from $3,136,000 for 1998. This increase was primarily due to a net increase of $180,001,000 or 30.4% in assets under management to $771,386,000 at the end of 1999, up from $591,385,000 at the end of 1998. The increase in assets under management was due to investment performance and the net changes in client decisions regarding the placement of their funds for investment. During 1999, the net change in assets under management increased by $180 million to a total of $771 million as of December 31, 1999 from $591 million as of December 31, 1998.

    Interest and other revenue increased by $258,000 or 314.6% to $340,000 for 1999 from $82,000 for 1998. This increase is due to higher cash balances associated with the net proceeds from the Company's public offering of common stock and a short-term loan to Chapman Holdings, Inc.

    Total expense for 1999 increased by $2,106,000 or 62.5%, to $5,475,000 for 1999 from $3,369,000 for 1998. Expenses increased in all areas due expanded operations and marketing efforts, development of new mutual funds and increases in administrative support. Total expense increased to 118.5% of total revenue for 1999 as compared to 104.7% of total revenue for 1998.

    Management fee expense increased by $346,000 or 29.4%, to $1,524,000 for 1999 from $1,178,000 for 1998. This increase is attributable to additional assets under management in the DEM-MET product as a result of investment performance. Management fee expense as a percentage of revenues decreased to 33.0% of total revenue for 1999 as compared to 36.6% of total revenue for 1998.

    Compensation and benefits increased by $354,000 or 41.3%, to $1,211,000 for 1999 from $857,000 for 1998. This increase is largely due to the addition of 4 employees during the year to support marketing efforts, a full year of salary for two senior positions added in the fourth quarter of 1998, and associated taxes. As a percentage of total revenue, these expenses decreased to 26.2% in 1999 from 26.6% 1998.


    General and administrative expense increased by $1,128,000 or 136.4%, to $1,955,000 for 1999 from $827,000 for 1998. An increase of $251,000 was caused by the payment of expenses of new mutual funds, which primarily relate to covering fund expenses in excess of expense limitation agreements. Professional fee expenses increased $291,000 due to $161,000 of legal expenses of developing the new mutual funds, the additional costs of legal and accounting reviews associated with operating as a public company, and use of marketing consultants to expand the DEM Strategy. Travel and business development increased $168,000 to pay costs associated with additional employees, and ancillary activities to support the Company's increased marketing efforts.



    The remainder of the change in general and administrative expense was primarily due to increases in administrative support of $76,000 as a result of increased staff, printing expenses of $76,000, and conferences and seminars of $60,000.


    Amortization and depreciation expense increased by $2,000 or 0.9%, to $234,000 for 1999 from $232,000 for 1998. This increase is due to purchasing additional equipment.

    Advertising, promotion and publicity expense increased by $296,000 or 118.9%, to $545,000 for 1999 from $249,000 for 1998. This increase is attributable to the Company's efforts to expand its market share and build name awareness in the financial markets. As a percentage of total revenue, these expenses increased to 11.8% in 1999 from 7.8% in 1998.


    Interest expense decreased by $20,000 or 76.9%, to $6,000 in 1999 from $26,000 in 1998. This decrease is attributable to the retirement of a note payable to The Chapman Co., a subsidiary of Chapman Holdings, Inc. As a percentage of total revenue, this expense decreased to 0.1% in 1999 from 0.8% 1998.



    Income tax benefit decreased by $45,000 or 100.0% to $0 in 1999 from $45,000 for 1998. This decrease was due to a valuation reserve established for the year ended December 31, 1999.



    The net loss increased by $747,000 or 704.7% to $853,000 for 1999 from a net loss of $106,000 for 1998. This change was a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Chapman Capital Management Holdings has financed its operations through capital contributions from its principal stockholder, loans from affiliates, cash flow from operations and the sale of equity securities.

    Chapman Capital Management Holdings' liquid assets consist primarily of cash, cash equivalents and receivables from advisory clients. Chapman Capital Management Holdings' total assets as of December 31, 1999 were $4,838,000.

    On August 14, 1998, Chapman Capital Management Holdings consummated an initial public offering of its common stock pursuant to which Chapman Capital Management Holdings received net proceeds of approximately $5,240,000. Prior to Chapman Capital Management Holdings' loans made on July 29, 1999, Chapman Capital Management Holdings' offering proceeds were invested in The Chapman U.S. Treasury Money Fund which invests in short-term U.S. government securities and repurchase agreements collateralized by such securities.

    On July 29, 1999, Chapman Capital Management Holdings made an unsecured loan of $3,220,000 to Chapman Holdings, Inc., an affiliate of Chapman Capital Management Holdings in connection with its broker-dealer subsidiary, The Chapman Co., seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that required Chapman Holdings to repay the amount of the loan upon Chapman Capital Management Holdings' demand and with interest due thereon at the brokers call rate as in effect from time to time. Chapman Holdings repaid this loan with accrued interest in full on September 14, 1999.

    The final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due on demand.

    On July 29, 1999, the Company advanced Nathan A. Chapman, Jr., President of the Company, $242,000 pursuant to an unsecured demand note bearing interest at the rate of 5.45% per annum. As of December 31, 1999, the Company had outstanding unsecured loans to Mr. Chapman in the amount of $372,000.

    The Company's balance of cash and cash equivalents, following the transactions above, was 2,680,000 as of December 31, 1999.

EFFECTS OF INFLATION

    Chapman Capital Management Holdings' assets are to a large extent liquid in nature and, accordingly, may be significantly affected by inflation. Chapman Capital Management Holdings' expenses, such as employee compensation and occupancy expenses are subject to inflation and the effects of inflation may not be readily recoverable in the prices of services offered to Chapman Capital Management Holdings customers. To the extent inflation results in rising interest rates or has adverse effects upon the securities market, it may adversely affect the Chapman Capital Management Holdings' financial position, results of operations and assets under management.

YEAR 2000 SOFTWARE ISSUE

    With the arrival of the Year 2000, existing software programs and operating systems were reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of December 31, 1999, Chapman Capital Management Holdings' Year 2000 readiness costs were approximately $99,000 to cover assessment of systems, internal testing, point-to-point testing, training, replacement and modification of existing systems, and contingency planning.

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


    Chapman Capital Management Holdings estimates that its total Year 2000 readiness costs, direct and allocated by Chapman Holdings, will be approximately $115,000 which primarily relates to future lease payments.


    Chapman Capital Management Holdings' management prepared a written plan detailing Chapman Capital Management Holdings' software and operating systems readiness issues for the Year 2000. The plan identified mission critical and non-mission critical operating systems of Chapman Capital Management Holdings. Working with its hardware and software vendors and other third parties to prepare for the Year 2000, Chapman Capital Management Holdings substantially completed necessary hardware and software renovations during the second quarter of 1999. We tested during the third quarter of 1999 to determine the effect of our readiness efforts, and we continued to work with our hardware and software vendors and other third parties to complete our Year 2000 contingency plan through the end of 1999 and during the first quarter of the year 2000.

    Chapman Capital Management Holdings' Year 2000 readiness plan involved four phases:

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

       PHASE III--TESTING. This phase involved testing all systems that are date dependent and upgrading all non-compliant systems. Chapman Capital Management Holdings completed this phase during the third quarter of 1999.

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

    Within Chapman Capital Management Holdings' Year 2000 readiness plan, we identified systems as "mission critical" and "non-mission critical." Systems were identified as "mission critical" if the loss of the system, software or facility would cause an immediate stoppage of activity or a significant impairment of a core business area. Systems were determined to be non-Y2K compliant based on information from manufacturers. Systems were identified as "non-mission critical" if loss of the system, although inconvenient, would not cause an immediate stoppage of activity or significant impairment of a core business area. The following table summarizes Chapman Capital Management Holdings' estimate of the status of mission critical elements of Chapman Capital Managements' Year 2000 readiness plan.

                                                                                          NUMBER OF
                                                                                           CRITICAL
                                                   NUMBER OF   CRITICAL     CRITICAL     SYSTEMS FOR
                                                   CRITICAL     SYSTEMS    SYSTEMS IN    WHICH PHASE
Y2K PLAN PHASE                                      SYSTEMS    COMPLETED    PROCESS     NOT APPLICABLE
--------------                                     ---------   ---------   ----------   --------------
Assessment.......................................     32          32           --                --
Renovation.......................................     32          23           --                 9
Testing..........................................     32          23           --                 9
Contingency Planning.............................     32          32           --                --

    Chapman Capital Management Holdings identified the third parties upon which it relies for mission critical systems and contacted such third parties to confirm that their systems are Year 2000 ready. Responses from the majority of these vendors during the first and second quarters of 1999 indicated that they expected to reach compliance by the third quarter of 1999. As of the date of this prospectus and proxy statement, all of our vendors of mission critical systems have verified readiness, and we have not had any problems with these vendors' systems not being Year 2000 ready.


    Although we have suffered no significant Year 2000 problems at the start of 2000 or as of March 29, 2000, and while Chapman Capital Management Holdings believes that it is taking prudent and necessary action to become Year 2000 ready, there can be no assurance that the Year 2000 issue will not result in information or communications systems interruptions. Any such interruptions could be expected to have a material adverse effect on Chapman Capital Management Holdings' business, financial condition, results of operations and business prospects and may subject Chapman Capital Management Holdings to liability to its clients. Chapman Capital Management Holdings is currently building upon its existing contingency plan in the event that Chapman Capital Management Holdings or third parties do not successfully complete their readiness efforts. These efforts may result in additional costs in excess of current allocations and estimates.

ITEM 7.  FINANCIAL STATEMENTS




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Chapman Capital Management Holdings, Inc.:



    We have audited the accompanying consolidated balance sheet of Chapman Capital Management Holdings, Inc. (a Maryland corporation) and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapman Capital Management Holdings, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the two years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ARTHUR ANDERSEN LLP


Baltimore, Maryland,
March 29, 2000

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY



                           CONSOLIDATED BALANCE SHEET



                            AS OF DECEMBER 31, 1999



                                                                 1999
                                                              -----------
ASSETS:
  Cash and cash equivalents.................................  $ 2,680,000
  Investments, at market....................................      356,000
  Management fees receivable:
    From proprietary funds..................................      129,000
    From individually managed accounts......................      446,000
  Receivables from affiliates...............................      278,000
  Advances to officer.......................................      372,000
  Fixed assets, net.........................................       52,000
  Prepaids and other assets.................................      280,000
  Intangible assets, net....................................      245,000
                                                              -----------
    Total assets............................................  $ 4,838,000
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable and accrued expenses.....................  $   356,000
  Due to affiliates.........................................      144,000
  Noncompete agreement obligation...........................      150,000
                                                              -----------
    Total liabilities.......................................      650,000
                                                              ===========
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 3,351,334 issued and outstanding............        3,000
  Additional paid-in capital................................    5,239,000
  Accumulated deficit.......................................   (1,054,000)
                                                              -----------
    Total stockholders' equity..............................    4,188,000
                                                              -----------
    Total liabilities and stockholders' equity..............  $ 4,838,000
                                                              ===========



The accompanying notes are an integral part of this consolidated balance sheet.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY



                     CONSOLIDATED STATEMENTS OF OPERATIONS



                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                   1999          1998
                                                                ----------    ----------
REVENUE:
  Advisory and administrative fees..........................    $4,282,000    $3,136,000
  Investment and other income...............................       340,000        82,000
                                                                ----------    ----------
      Total revenue.........................................     4,622,000     3,218,000
                                                                ----------    ----------
EXPENSE:
  Management fees...........................................     1,524,000     1,178,000
  Compensation and benefits.................................     1,211,000       857,000
  Professional fees.........................................       470,000       179,000
  Administrative support....................................       148,000        72,000
  Interest expense..........................................         6,000        26,000
  Amortization and depreciation expense.....................       234,000       232,000
  Advertising, promotion and publicity......................       545,000       249,000
  Other operating expenses..................................     1,337,000       576,000
                                                                ----------    ----------
      Total expense.........................................     5,475,000     3,369,000
                                                                ----------    ----------
      Loss before income tax benefit........................      (853,000)     (151,000)
INCOME TAX BENEFIT..........................................            --        45,000
                                                                ----------    ----------
      Net loss..............................................    $ (853,000)   $ (106,000)
                                                                ==========    ==========
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:
  Net loss..................................................    $     (.25)   $     (.04)
                                                                ==========    ==========
  Weighted Average Shares Outstanding.......................     3,351,000     2,811,000
                                                                ==========    ==========



 The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                            ADDITIONAL                     TOTAL
                                                  COMMON     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                  STOCK      CAPITAL       DEFICIT        EQUITY
                                                 --------   ----------   -----------   -------------
BALANCE, December 31, 1997.....................  $ 2,000    $       --   $   (95,000)   $  (93,000)
  Proceeds from initial public offering........    1,000     5,239,000            --     5,240,000
  Net loss.....................................       --            --      (106,000)     (106,000)
                                                 -------    ----------   -----------    ----------
BALANCE, December 31, 1998.....................    3,000     5,239,000      (201,000)    5,041,000
  Net loss.....................................       --            --      (853,000)     (853,000)
                                                 -------    ----------   -----------    ----------
BALANCE, December 31, 1999.....................  $ 3,000    $5,239,000   $(1,054,000)   $4,188,000
                                                 =======    ==========   ===========    ==========



 The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY



                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                 1999          1998
                                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (853,000)  $ (106,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      234,000      232,000
    Deferred tax asset......................................           --      (45,000)
    Unrealized gain.........................................     (106,000)          --
    Effect of changes in assets and liabilities-
      Management fees receivable............................     (211,000)    (111,000)
      Receivable from affiliates............................     (158,000)     (84,000)
      Prepaids and other assets.............................     (112,000)    (115,000)
      Accounts payable and accrued expenses.................      184,000       21,000
      Due to affiliates.....................................     (141,000)    (516,000)
      Income taxes payable..................................           --      (48,000)
                                                              -----------   ----------
        Net cash used in operating activities...............   (1,163,000)    (772,000)
                                                              -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment..............................      (45,000)     (19,000)
  Sale of investments.......................................           --        9,000
  Purchase of investments...................................     (100,000)    (150,000)
  Advances to officer.......................................     (254,000)     (46,000)
                                                              -----------   ----------
        Net cash used in investing activities...............     (399,000)    (206,000)
                                                              -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering.....................           --    6,053,000
  Issuance costs............................................           --     (814,000)
  Proceeds from officer.....................................           --      (28,000)
                                                              -----------   ----------
        Net cash provided by financing activities...........           --    5,211,000
                                                              -----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (1,562,000)   4,233,000
CASH AND CASH EQUIVALENTS, beginning of year................    4,242,000        9,000
                                                              -----------   ----------
CASH AND CASH EQUIVALENTS, end of year......................  $ 2,680,000   $4,242,000
                                                              ===========   ==========



 The accompanying notes are an integral part of these consolidated statements.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           DECEMBER 31, 1999 AND 1998



1. ORGANIZATION AND BUSINESS:



    Chapman Capital Management Holdings, Inc. is an investment advisory and investment management company.



    During February 1998, Chapman Capital Management, Inc. became the wholly-owned subsidiary of Chapman Capital Holdings Management, Inc. ("CCMH," the "Company"), a newly formed corporation. CCMH was the wholly-owned subsidiary of The Chapman Co. until it spun off from The Chapman Co. as part of the initial public offering (IPO) of Chapman Holdings, Inc. on February 26, 1998.



    The Company shares office space, certain employees and other overhead with The Chapman Co., an affiliated company. The Chapman Co. pays for routine operating expenses and provides certain management, data processing, accounting and administrative services to the Company, for which The Chapman Co. is reimbursed. The Chapman Co. also pays for salary and benefit expenses of which the Company is allocated a portion. The Chapman Co. allocates those salary and benefit expenses to the Company based on actual salaries related to the Company and based on cost sharing arrangements approved by the Board of Directors. The Chapman Co. allocated approximately $599,000 and $852,000 in expenses related to the above sharing agreement during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company owed The Chapman Co. $97,000 for the costs of these services. These financial statements may not necessarily be indicative of the financial results that would have existed had the Company been operated as an unaffiliated corporation.



    On November 15, 1999, the Company signed a merger agreement which is subject to stockholders approval and the completion of an initial public stock offering of common stock by EChapman.com, among other things, to merge into a wholly owned subsidiary of EChapman.com. This merger would result in the Company, Chapman Holdings Inc. and Chapman Insurance Holdings Inc., affiliates, becoming wholly owned subsidiaries of eChapman.com. EChapman.com is a new formed corporation designed to bring these companies together and to take advantage of the unique opportunities presented by the growth of the Internet. EChapman.com is owned by the major stockholder of the Company.



    The planned merger and the operations of EChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the future results from operations and financial position of the Company. These risk items include the fact that EChapman.com has not launched a website and has no Internet-related operating history; the web site must be designed,

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



1. ORGANIZATION AND BUSINESS: (CONTINUED)


developed, hosted by a service provider and marketed; EChapman.com must raise at least $20 million from its planned public offering to complete this merger; the EChapman.com brand must be successful in order for it to attract users, advertisers and strategic partners; and the success of the "Domestic Emerging Markets" strategy through the use of the Internet.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



BASIS OF PRESENTATION



    The accompanying financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles and include the operations of the Company and Chapman Capital Management, Inc. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



ACQUISITION



    In December 1996, the Company acquired DEM-MET, a tax-exempt pooled interest trust for qualified employee benefit plans. As part of the acquisition of this trust, the Company entered into a noncompete agreement for $300,000 and paid $640,000 in costs related to acquiring the trust. These amounts are included in intangible assets (see Note 4).



    During the years ended December 31, 1999 and 1998, the Company paid Deutsche Bank custodian fees for acting as trustee and custodian for the trust. Those fees are included in management fees in the accompanying statements of operations for the years ended December 31, 1999 and 1998.



CASH AND CASH EQUIVALENTS



    Included in cash and cash equivalents as of December 31, 1999 is $2,430,000 of cash invested in the Chapman U.S. Treasury Money Fund, a fund managed by Chapman Capital Management, Inc.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


INVESTMENTS



    Included in investments is an investment in DEM Index Fund, an affiliate, which is carried at market value in accordance with SFAS 115. Investments also include common stock ownership in an investment company carried at cost which approximates market.



ASSETS UNDER MANAGEMENT



    In the normal course of operations of an investment manager, clients add investments to and withdraw investments from the asset portfolio. This activity is done by clients as they continue to make investment decisions and diversify their portfolio.



    During 1999, the net change in assets under management increased
$180 million to $771 million as of December 31, 1999, from $591 million as of December 31, 1998. The net increase in assets under management included growth attributable to investment performance, additions of assets totaling
$25 million from two clients and a reduction of $86 million in assets by four clients. The reduction included partial withdrawals in the accounts of two clients of $49 million and $22 million, or 6.36% and 2.85%, respectively, of the assets under management as of December 31, 1999. The reduction in assets also included a withdrawal by one of the four participants in the Company's DEM-MET Trust, which withdrew its total investment of approximately $13.7 million, in June 1999 which represented approximately 2.1%, of the total assets under management of the DEM-MET Trust as of June 30, 1999.



    The loss of these assets under management has not had a material impact on the operations of the Company during 1999.



    Subsequent to year-end, one of the participants in the DEM-MET Trust informed the Company that it intends to withdraw approximately $100 million of its investment in the trust. This withdrawal represents approximately 13% of the Company's assets under management as of December 31, 1999.



FINANCIAL INSTRUMENTS



    The carrying amounts reported in the consolidated balance sheet for cash, investments, receivables, accounts payable and accrued expenses approximate fair value.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


EARNINGS PER SHARE



    Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the period the calculation is made. Common equivalent shares consist of shares issuable upon the exercise of stock warrants, using the treasury stock method. The weighted average shares outstanding as of December 31, 1999 and 1998, are the weighted average common shares outstanding of 3,351,000 and 2,811,000, respectively. The options granted are antidilutive for 1999 and 1998 and thus, are not required in the earnings per share calculation.



SEGMENT REPORTING



    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has determined that the Company has only one segment, investment advisory and investment management services. The Company came to this conclusion because the Company operates in one regulatory environment and has only one management group that manages the entire Company. Information on the Company's operating results are provided as one segment to the key decision-maker to make decisions.



REVENUE RECOGNITION



    The Company recognizes investment management fees in the period the services are provided.



COMPREHENSIVE INCOME



    The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" and has determined that the Company does not have any comprehensive income adjustments for the periods presented, and therefore, comprehensive income equals net income.



INCOME TAXES



    The Company accounts for income taxes under the separate company liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


    Prior to the Company being spun off from The Chapman Co., the Company was included in the consolidated Federal income tax return of its Parent on a cash basis. The Parent allocated Federal tax expense to the Company based on its portion of consolidated taxable income and its taxes on that income if the Company were taxed on a stand-alone basis.



RECLASSIFICATIONS



    Certain reclassifications have been made to 1998 financial statements to conform to 1999 financial statement presentation.



3. INITIAL PUBLIC OFFERING:



    On August 14, 1998, the Company consummated an initial public offering (the Offering) of its common stock, pursuant to which the Company sold 864,791 shares and received net proceeds, after offering costs, of approximately $5,240,000.



4. INTANGIBLE ASSETS:



    Intangible assets consists of a noncompete agreement and acquisition costs (see Note 2). The $300,000 noncompete agreement is being amortized over 3 years, the term of the agreement. As of December 31, 1999, the noncompete agreement is fully amortized. The $640,000 in acquisition costs is being amortized over 5 years. The noncompete liability as of December 31, 1999 is payable on demand. Accumulated amortization as of December 31, 1999 is $695,000.



5. CAPITAL STOCK:



    During 1998, the Company effected a 25% stock split through a stock dividend. As such, all share data related to the Company prior to the stock split have been restated.



6. TRANSACTIONS WITH AFFILIATES:



    The Company provides investment advisory and administrative services to The Chapman Funds, Inc. (the Funds), an affiliated group of mutual funds, under an investment advisory and administrative services agreement which sets forth the services to be provided and the fees to be charged. The agreement also provides that expense reimbursements be made to the Funds for specified expenses and to the extent that any Funds' expenses exceed specified limitations. Included in the

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



6. TRANSACTIONS WITH AFFILIATES: (CONTINUED)


accompanying statements of operations for the years ended December 31, 1999 and 1998, are advisory management fees related to The Chapman Funds totaling $334,000 and $260,000, respectively.



    The Company provided investment advisory and administrative services to DEM, Inc. (DEM), a registered non-diversified closed-ended management investment company, under an investment advisory and administrative services agreement which sets forth the services to be provided and the fees to be charged. During the fourth quarter of 1998, DEM was dissolved. Included in the accompanying statements of operations for the years ended December 31, 1999 and 1998, is an advisory management fee related to DEM totaling $0 and $150,000, respectively.



    The Company agreed to waive certain investment management fees with Treasury funds its has sponsored. It has waived these fees by having its investment management fee limited to a certain percentage of the average daily net asset balance in the fund.



    Included in management fees receivable as of December 31, 1999, is $129,000 due from proprietary funds for services provided under the above described agreement.



    The Company is the investment advisor and administrator of the DEM Equity Fund, a portfolio of The Chapman Funds, Inc. The DEM Equity Fund became active in April 1998 and the Company was paid $93,000 and $69,000 in advisory and administrative fees for the years ended December 31, 1999 and 1998, respectively.



    Included in receivables from affiliates as of December 31, 1999, is $33,000 due from Chapman Insurance Agency ("CIA") for expenses paid on its behalf. Included in receivables from affiliates as of December 31, 1999, is $219,000 due from EChapman.com related to costs paid on their behalf. The Company also paid costs on behalf of Chapman Limited Partnership during 1999. The $26,000 of these costs is included in receivables from affiliates as of December 31, 1999.



    Included in due to affiliated company are costs paid on the Company's behalf based on the allocation agreement discussed in Note 1. The Company also pays expenses on behalf of several affiliate funds for costs incurred in excess of a certain percentage of the average daily net asset balance. Included in due to affiliates as of December 31, 1999, is $47,000 related to these expense limitations.



    As of December 31, 1999, the Company had outstanding advances to the majority stockholder of the Company of $372,000. These advances are reflected in three notes. Two demand promissory notes which accrue interest at 5.4% per annum and one

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



6. TRANSACTIONS WITH AFFILIATES: (CONTINUED)


three-year note that accrues interest at 5.5% per annum. No interest or principal payments are due until maturity, which is August 21, 2001. The interest rates on these notes are based on the IRS applicable federal rate in effect from time to time.



    On July 29, 1999, the Company made a loan of $3,220,000 to Chapman Holdings, Inc. ("Chapman Holdings"), an affiliate of the Company. The loan was issued pursuant to a demand note that required Chapman Holdings to repay the amount of the loan upon the Company's demand and with interest due equal on the broker call rate. Chapman Holdings repaid this loan in full in September 1999.



    The Chapman Co. has entered into an agreement in which it leases furniture and equipment from Chapman Limited Partnership, an entity in which certain officers and stockholders of The Chapman Co. are partners. The Chapman Co. allocates a portion of the $10,000 monthly payment to the Company based on the space used by the Company. The Chapman Co. allocated $59,000 in lease expense for the years ended December 31, 1999 and 1998. These amounts are included in other operating expenses in the statements of operations for the years ended December 31, 1999 and 1998, respectively.



7. INCOME TAXES:



    A reconciliation of the statutory income taxes to the recorded income tax benefit for the years ended December 31, 1999 and 1998, is as follows:



                                                           1999        1998
                                                         ---------   --------
Statutory tax (at 35% rate)............................  $(299,000)  $(53,000)
Effect of state income taxes...........................    (42,000)    (7,500)
Effect of graduated tax rate...........................     10,000      5,500
Effect of permanent book to tax differences............     28,000     10,000
Valuation reserve......................................    303,000         --
                                                         ---------   --------
Income tax benefit.....................................  $      --   $(45,000)
                                                         =========   ========

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



7. INCOME TAXES: (CONTINUED)


    The components of the income tax benefit for the years ended December 31, 1999 and 1998, are as follows:



                                                           1999        1998
                                                         ---------   --------
Current................................................  $      --   $     --
Deferred...............................................   (303,000)   (45,000)
Valuation reserve......................................    303,000         --
                                                         ---------   --------
Income tax benefit.....................................  $      --   $(45,000)
                                                         =========   ========



    The Company's deferred income tax asset as of December 31, 1999, consists of the following:



Deferred tax asset:
  NOL carryforward..........................................  $ 400,000
  Intangible assets.........................................     72,000
                                                              ---------
      Total.................................................    472,000

Deferred tax liability:
  Cash to accrual...........................................   (154,000)

Valuation reserve...........................................   (303,000)
                                                              ---------
  Net deferred tax asset recorded on the consolidated
    balance sheet...........................................  $  15,000
                                                              =========



    A valuation reserve was applied against the net deferred tax asset as of December 31, 1999, as its realization was not more likely than not to be realized.



8. STATEMENT OF CASH FLOWS--SUPPLEMENTAL DISCLOSURE:



    Supplemental cash flow disclosures for the years ended December 31, 1999 and 1998 were as follows:



                                                              1999       1998
                                                            --------   --------
Cash paid for:
  Interest................................................   $6,000    $ 25,000
  Income taxes............................................       --     114,000



9. CONCENTRATION OF CREDIT RISKS:



   The DEM-MET Trust accounted for 75% and 62% of the Company's advisory and administrative fees during the years ended December 31, 1999 and 1998. As of December 31, 1999, receivables due from this client was $94,000.

            CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998



10. OMNIBUS STOCK PLAN:



    In 1998, the Company established the Chapman Capital Management
Holdings, Inc. Omnibus Stock Plan (the Plan) to enable the Company to grant equity compensation to the Company's directors, officers, employees and consultants. Under the Plan, 150,000 shares of common stock have been reserved for issuance upon exercise of stock options granted. On May 14, 1999, 24,000 stock options were granted at a stock price range of $8.38 to $9.22 per share. These options expire over a three-year period and vest immediately. None of these options had been exercised, expired or canceled as of December 31,1999.



    The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow Accounting Principles Board Opinion No. 25 ("APB
No. 25"), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1999, using the Black-Scholes option pricing model. The following assumptions were used for grants for the year ended December 31, 1999.



Risk free interest rate.....................................  5.32%
Expected dividend yield.....................................   0.0%
Expected volatility.........................................    86%



    Options were assumed to be exercised upon vesting for the purposes of this valuation. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net loss and earnings per share information reflected on the accompanying consolidated statement of operations would have been increased to the following "as adjusted" amount for the year ended December 31, 1999:



Net loss:
  As reported...............................................  $(853,000)
  As adjusted...............................................   (911,000)

Basic earnings:
  Per share --
    As reported.............................................       (.25)
    As adjusted.............................................       (.27)



    Weighted average fair value of options granted for the year ended
December 31, 1999, was in the range of $3.86 to $4.07. The value was calculated using the Black-Scholes option pricing model.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

    The directors and executive officers of Chapman Capital Management Holdings are as follows:

NAME                                          AGE                 PRINCIPAL POSITIONS
------------------------------------------  --------   ------------------------------------------
Nathan A. Chapman, Jr.....................     42      President, chairman of the board and
                                                       director
Earl U. Bravo, Sr.........................     52      Vice president, secretary, assistant
                                                       treasurer and director
Theron Stokes.............................     47      Director
Robert L. Wallace.........................     42      Director
Maria Markham Thompson....................     42      Chief financial officer
M. Lynn Ballard...........................     56      Treasurer and assistant secretary
Tracey C. Rancifer........................     29      Senior vice president

    The board of directors has appointed an audit committee, currently consisting of its two independent directors. The audit committee reviews the scope of accounting audits, reviews with the independent public accountants the corporate accounting practices and policies and recommends to whom reports should be submitted within the company, reviews with the independent public accountants their final report, reviews with the independent public accountants overall accounting and financial controls, and is available to the independent public accountants during the year for consultation purposes.

    The board of directors has also appointed a compensation committee of the board of directors, currently consisting of the two independent directors. The compensation committee reviews the performance of senior management, approves the compensation of the president, recommends appropriate compensation levels for officers other than the president and approves the issuance of stock options pursuant to Chapman Capital Management Holdings' stock option plan. All directors and officers serve until their successors are duly elected and qualify.

    NATHAN A. CHAPMAN, JR. founded Chapman Holdings, Inc. in 1997 and its subsidiary, The Chapman Co., in 1986. Mr. Chapman also founded Chapman Capital Management Holdings, Inc. in 1998, and its subsidiary Chapman Capital Management, Inc. in 1988. Mr. Chapman founded EChapman.com in 1999. Mr. Chapman founded Chapman Insurance Holdings, Inc. in 1997 and its subsidiary, The Chapman Insurance Agency Incorporated, in 1987. Mr. Chapman has served as president, chairman of the board and a director of all of these entities since their inception. Mr. Chapman is also the president, chairman of the board and a director of The Chapman Funds, Inc., a registered open end investment company for which Chapman Capital Management acts as investment adviser. Prior to founding The Chapman Co., Mr. Chapman was a broker for Alex. Brown and Sons from 1982 to 1987. Mr. Chapman is a certified public accountant, a general securities principal, registered options principal, and registered municipal principal. In July 1999, the University of Maryland Office of the board of regents elected
Mr. Chapman chairman of the board of regents.

    EARL U. BRAVO, SR. has been chief operating officer of The Chapman Co. since 1992 and secretary and assistant treasurer since 1997. Mr. Bravo has been senior vice president, secretary, assistant treasurer and a director of Chapman Holdings, Inc. since 1997 and of Chapman Capital Management Holdings, Inc. since 1998. Mr. Bravo is a director, senior vice president, secretary and assistant treasurer of EChapman.com. Mr. Bravo is a general securities principal, financial and operations principal and registered representative. Mr. Bravo holds an MBA from the University of Maryland, College Park.

    LYNN BALLARD has been treasurer and assistant secretary since 1997 of The Chapman Co., treasurer and assistant secretary of Chapman Holdings, Inc. since 1997 and Chapman Capital Management Holdings, Inc. since 1998. Ms. Ballard has been employed as a senior financial executive of The Chapman Co. and Chapman Capital Management, Inc. since 1988. Ms. Ballard is treasurer and assistant secretary of The Chapman Funds, Inc.

    THERON STOKES has been an attorney for the Alabama Education Association since 1993 and has been a director of Chapman Capital Management Holdings, Inc. since 1998.

    ROBERT L. WALLACE has been President of the BiTH Group, Inc., an information technology consulting and human development services firm, since 1993.
Mr. Wallace is the author of "Black Wealth Through Black Entrepreneurship." He has been a director of Chapman Capital Management Holdings, Inc. since 1998.

    MARIA MARKHAM THOMPSON has been chief financial officer of Chapman Capital Management Holdings since 1998 and portfolio manager and administrator of Chapman Capital Management, Inc. since 1997. Ms. Thompson was in private practice as a certified public accountant from 1996 to 1997 and was director of the Maryland Water Quality Financing Administration from 1989 to 1996, during which she also served as director of finance and central services for the Maryland Department of the Environment for 18 months.


    TRACEY RANCIFER has been the senior vice president of corporate development for Chapman Capital Management and EChapman.com since 1998. Prior to joining Chapman Capital Management, Ms. Rancifer was executive assistant to the Mayor of Memphis, Tennessee and the director of government affairs from 1997 to 1999. From 1996 to 1997, Ms. Rancifer was the administrative operations director for the City of Little Rock, Arkansas. Ms Rancifer was a graduate research assistant at the Arkansas Institute of Government, a research and policy organization, from 1995 to 1996, and from 1993 to 1995, Ms. Rancifer was the special assistant to the United States Secretary of Commerce. In 1993, Ms. Rancifer served as the eastern manager of corporate and government relations for E.W. Moon, Inc., a construction management firm. Ms. Rancifer received her B.A. in Political Science from Rhodes College and her Masters of Public Affairs and Administration from the University of Little Rock.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of change in ownership of Common Stock of the Company. The same persons are also required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended December 31, 1999, compliance was made with all Section 16(a) filing requirements applicable to the Company's executive officers and directors except as follows: Tracey C. Rancifer filed one late Form 3 and one late Form 5 disclosing one transaction; Nathan A. Chapman, Jr., Earl U. Bravo, Sr., Theron Stokes, Robert L. Wallace, Maria Markham Thompson and M. Lynn Ballard each filed one late Form 5 disclosing one transaction.

         With respect to greater than 10% beneficial owners, other than Nathan A. Chapman, Jr., the Company has not received copies of any reports filed by any such persons with the Commission and has received no written representations from any such persons.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation paid by Chapman Capital Management Holdings during the last three fiscal years, for services rendered in all capacities to Chapman Capital Management Holdings and its subsidiary, Chapman Capital Management, to the chief executive officer and the other most highly paid executive officers Chapman Capital Management Holdings whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1998. No other executive officer of Chapman Capital Management Holdings received salary and bonus of $100,000 or more during such years.

    SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                              ANNUAL COMPENSATION           AWARDS
                                                             ----------------------      ------------
                                                                                          SECURITIES
                                                                                          UNDERLYING
NAME AND PRINCIPAL POSITION                       YEAR        SALARY        BONUS          OPTIONS
---------------------------                     --------     --------      --------      ------------
Nathan A. Chapman, Jr.........................    1999       $266,667      $100,000          5,000
  President                                       1998       $200,000      $100,000             --
                                                  1997       $159,500      $100,000             --
Earl U. Bravo, Sr.............................    1999       $105,000      $ 50,000          5,000
  Senior vice president, secretary and            1998       $105,000      $ 10,000             --
  assistant treasurer                             1997       $100,000      $  5,000             --
Tracey Rancifer,..............................    1999       $ 95,000      $ 20,000          1,000
  Senior vice president                           1998            N/A           N/A            N/A
                                                  1997            N/A           N/A            N/A

    Mr. Chapman's and Mr. Bravo's annual compensation for 1998 and 1999 includes approximately 50% allocated to Chapman Holdings and The Chapman Insurance Agency under certain expense sharing arrangements. Mr. Chapman's and Mr. Bravo's annual compensation for 1997 includes amounts allocated to The Chapman Co., a subsidiary of Chapman Holdings and then-parent of Chapman Capital Management and The Chapman Insurance Agency, under certain informal expense allocation agreements.

    Ms. Rancifer's annual salary and bonus for 1998 was less than $100,000, and she was not employed by Chapman Capital Management Holdings during 1997.

    The board of directors of Chapman Capital Management Holdings has established the 1998 Chapman Capital Management Holdings, Inc. Omnibus Stock Plan to enable Chapman Capital Management Holdings to grant equity compensation to Chapman Capital Management Holdings directors, officers, employees and consultants. Chapman Capital Management has reserved 150,000 shares for award under the plan. The plan is administered by the compensation committee of the board of directors. On May 14, 1999, the compensation committee granted a total of 24,000 stock options under the plan.

    OPTION GRANTS IN LAST FISCAL YEAR


                                       NUMBER OF       PERCENT OF TOTAL
                                      SECURITIES      OPTIONS GRANTED TO
                                      UNDERLYING         EMPLOYEES IN      EXERCISE OR BASE
NAME                                OPTIONS GRANTED      FISCAL YEAR       PRICE ($/SHARE)    EXPIRATION DATE
----                                ---------------   ------------------   ----------------   ---------------
Nathan A. Chapman, Jr.,...........       5,000               20.8%               $9.22           5/14/2002
  President
Earl U. Bravo, Sr.,...............       5,000               20.8%               $8.38           5/14/2002
  Senior vice president, secretary
  and assistant treasurer
Tracey Rancifer,..................       1,000                4.2%               $8.38           5/14/2002
  Senior vice president


    COMPENSATION OF DIRECTORS

    Directors receive no cash compensation for their service as directors; however, they are reimbursed for all out-of-pocket expenses relating to attendance at meetings of the Board of Directors and any committee thereof. Members of the Board of Directors are eligible to receive stock options pursuant to the stock option plan. On May 14, 1999, directors Stokes and Wallace were awarded three-year stock options to purchase 1,000 shares each at $8.38 per share, the then current market price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of shares of the Chapman Capital Management Holdings common stock as of January 25, 2000 by

    - Each person known by Chapman Capital Management Holdings to own beneficially 5% or more of its outstanding shares of common stock,

    - Each director,

    - Each executive officer, and

    - All directors and executive officers as a group.

    Except as otherwise indicated, Chapman Capital Management Holdings believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

                                                               AMOUNT AND NATURE      PERCENT OF
              NAME AND ADDRESS OF BENEFICIAL                     OF BENEFICIAL          SHARES
                        OWNER (1)                                  OWNERSHIP          OUTSTANDING
----------------------------------------------------------  -----------------------   -----------
Nathan A. Chapman, Jr. (2)(3).............................  2,433,666 shares             72.5%
Earl U. Bravo, Sr. (4)....................................  7,375 shares                    *
Theron Stokes (5).........................................  9,750 shares                    *
Robert L. Wallace (6).....................................  1,000 shares                    *
Tracey C. Rancifer (7)....................................  1,000 shares                    *
All Directors and Executive Officers as a Group (5          2,452,791 shares             72.9%
  persons)................................................

------------------------

*   Represents less than one percent of the outstanding shares of common stock.

(1) Each stockholder's address is 401 East Pratt Street, suite 2800, Baltimore, Maryland 21202 unless otherwise noted.

(2) Includes 137,875 shares, or 4.1% of the outstanding shares, held in inventory by The Chapman Co., as market-maker for the common stock, and 5,628 shares held in investment advisory accounts over which the Chapman Capital Management Holdings' wholly-owned subsidiary, Chapman Capital Management, has dispository discretion. Such shares have no voting rights as long as they are held by a subsidiary of Chapman Capital Management Holdings. The Chapman Co. is a wholly-owned subsidiary of Chapman Holdings and Mr. Chapman is president and director of Chapman Holdings and chairman and majority stockholder of Chapman Holdings. Mr. Chapman is the sole director of The Chapman Co. The executive officers of The Chapman Co. are Mr. Chapman, president, Earl U. Bravo, Sr., secretary and assistant treasurer, and M. Lynn Ballard, treasurer and assistant secretary.
    Mr. Chapman disclaims beneficial ownership of the shares held by The Chapman Co. and Chapman Capital Management.

(3) Includes shares issuable upon exercise of options to purchase 5,000 shares of Chapman Capital Management Holdings common stock.

(4) Includes shares issuable upon exercise of options to purchase 5,000 shares of Chapman Capital Management Holdings common stock.

(5) Includes shares issuable upon exercise of options to purchase 1,000 shares of Chapman Capital Management Holdings common stock.

(6) Includes shares issuable upon exercise of options to purchase 1,000 shares of Chapman Capital Management Holdings common stock.

(7) Includes shares issuable upon exercise of options to purchase 1,000 shares of Chapman Capital Management Holdings common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On January 8, 1998, Chapman Capital Management Holdings, a newly-formed Maryland corporation, issued shares of common stock to The Chapman Co. in exchange for all of the outstanding equity securities of Chapman Capital Management. Accordingly, Chapman Capital Management is currently a wholly-owned direct subsidiary of Chapman Capital Management Holdings.

    On February 26, 1998, Chapman Holdings and its subsidiary The Chapman Co. effected tax-free spin-off transactions in which all of the outstanding shares of stock of the former subsidiaries of The Chapman Co., Chapman Capital Management Holdings, Inc., parent of Chapman Capital Management, Inc. and Chapman Insurance Holdings, Inc., parent of The Chapman Insurance
Agency, Incorporated were distributed to Chapman Holdings stockholders.

    Nathan A. Chapman, Jr., the president, chairman of the board of directors and majority stockholder of Chapman Capital Management Holdings, is the president and chairman of the board of directors of each of EChapman.com, Chapman Holdings, The Chapman Co., Chapman Capital Management, Chapman Insurance Holdings, Chapman Insurance Agency and The Chapman Funds, Inc. and majority stockholder of Chapman Holdings, Chapman Insurance Holdings and EChapman.com.

    Earl U. Bravo, Sr., senior vice president, secretary, assistant treasurer, and a director of Chapman Capital Management Holdings, is senior vice president, secretary, assistant treasurer and a director of Chapman Capital Management Holdings and Chapman Insurance Holdings. He also serves as secretary and assistant treasurer of Chapman Capital Management, The Chapman Co. and The Chapman Funds. He also serves as vice president of Chapman Capital Management.

    M. Lynn Ballard, the treasurer and assistant secretary of Chapman Capital Management Holdings and Chapman Capital Management, is also treasurer and assistant secretary of The Chapman Co., Chapman Holdings and The Chapman Funds.

    Lottie H. Shackelford, a director of Chapman Holdings, is a director of The Chapman Funds.

    Donald Watkins, a director of Chapman Holdings, served as a director of Chapman Insurance Holdings.

    Until its liquidation in 1998, Mr. Chapman, Mr. Bravo, and Ms. Ballard served as senior executive officers of DEM, Inc., a closed-end registered investment company managed and sponsored by Chapman Capital Management. Mr. Chapman, Benjamin Hooks, Glenda Glover and Lottie Shackelford, a director of Chapman Holdings, each a director of The Chapman Funds, James B. Lewis, a director of The Chapman Funds until 1999, and Robert L. Wallace, a director of Chapman Capital Management Holdings, each served as a director of DEM, Inc.

    The Chapman Co. acted as the underwriter, on a best efforts basis, for the sale of DEM, Inc. common stock. The Chapman Co. was paid $432,008 and $0 in management fees and commissions in the years ended December 31, 1997 and December 31, 1998, respectively.

    Until DEM, Inc.'s liquidation, Chapman Capital Management served as the investment adviser and administrator of DEM, Inc. In connection with its investment advisory relationship with DEM, Inc., Chapman Capital Management was paid $139,000 and $150,000 in advisory and administrative fees in the years ended December 31, 1997 and December 31, 1998, respectively.

    Chapman Holdings acted as the underwriter, on a best efforts basis, for the sale of Chapman Capital Management Holdings common stock. Chapman Holdings was paid $296,623 in underwriting fees and commissions in the year ended
December 31, 1998.


    In connection with Chapman Capital Management's provision of investment advisory services to The Chapman U.S. Treasury Money Fund, Chapman Capital Management was paid $259,991 and $593,568 in advisory and administrative fees for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 1999, Chapman Capital Management has reimbursed the Chapman Funds, on behalf of The Chapman U.S. Treasury Money Fund, $129,879 under an expense limitation agreement with The Chapman Funds.


    The DEM Equity Fund became active in April 1998, and Chapman Capital Management was paid $69,356 and $121,862 in advisory and administrative fees for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 1999, Chapman Capital Management has reimbursed The Chapman Funds $29,056 under an expense limitation agreement with The Chapman Funds.

    The DEM Index Fund became active in March 1999, and Chapman Capital Management was paid $516 in advisory and administrative fees through December 31, 1999. Chapman Capital Management has reimbursed The Chapman Funds, on behalf of the DEM Index Fund, $63,085 in connection with its expense limitation agreement with The Chapman Funds.

    Chapman Capital Management has entered into agreements with The Chapman Funds on behalf of three additional portfolios, the DEM Fixed Income Fund, the DEM Multi-Manager Bond Fund and the DEM Multi-Manager Equity Fund, to provide investment advisory and administration services. These funds are not currently active. However, Chapman Capital Management has paid approximately $196,000 of start-up expenses for these funds and the DEM Index Fund.

    On March 17, 2000, Chapman Capital Management entered into a new ten year expense limitation agreement with The Chapman Funds on behalf of certain of its portfolios, including the DEM Equity Fund and the DEM Index Fund, under which Chapman Capital Management will reimburse the covered portfolios for expenses incurred on behalf of these portfolios in excess of stated percentages of the portfolios' net assets.

    The Chapman Co. is the distributor for The Chapman U.S. Treasury Money Fund, DEM Equity Fund and DEM Index Fund under distribution agreements between The Chapman Co. and The Chapman Funds. The Chapman Co. receives no compensation for the distribution of shares of The Chapman U.S. Treasury Money Fund. The DEM Index Fund had no operations in 1998. The Chapman Co. was paid $14,221 and $31,639 in management fees and commissions in the years ended December 31, 1998, 1999, respectively, in connection with its distribution agreement with The Chapman Funds pertaining to the DEM Equity Fund. Chapman Holdings has entered into distribution agreements with The Chapman Funds with respect to three additional funds; however, these funds have not yet commenced operations.

    As of October 31, 1997, Chapman Capital Management executed a 10-year note to Chapman Holdings in the amount of $771,889 accruing interest at 6.68% per annum. Chapman Capital Management repaid this note in full during 1998. The largest amounts owed by Chapman Capital Management, including this loan and Chapman Capital Management's allocation of shared overhead, and other advances were $958,302 and $800,672 during fiscal years ended December 31, 1998 and 1997, respectively.

    As of December 31, 1999, Mr. Chapman owed Chapman Capital Management Holdings and Chapman Holdings $1,038,174 in connection with the following notes, including accrued interest, which notes were issued for purposes unrelated to the businesses of EChapman.com, Chapman Holdings, Chapman Capital Management Holdings, or their respective affiliates:

    - Three-year promissory note to The Chapman Co. dated February 11, 1998 in the amount of $176,250, which accrues interest at 5.54% per annum and requires no payments of principal or interest until maturity.

    - Three-year promissory note to Chapman Holdings dated March 11, 1998 in the amount of $285,587, which accrues interest at 5.5% per annum.

    - Demand promissory note to The Chapman Co. dated May 1, 1998 in the amount of $100,000, which accrues interest at 5.5% per annum.

    - Demand promissory note to Chapman Capital Management dated July 2, 1998 in the amount of $45,000, which accrues interest at 5.48% per annum.

    - Three year promissory note to Chapman Capital Management Holdings dated August 21, 1998 in the amount of $65,000, which accrues interest at 5.48% per annum.

    - Three-year promissory note to Chapman Holdings dated December 31, 1998 in the amount of $51,690, which accrues interest at 4.33% per annum.

    - Demand promissory note to Chapman Capital Management Holdings dated
      July 29, 1999 in the amount of $242,000, which accrues interest at 5.45% per annum.

    - Three-year promissory note to The Chapman Co. dated December 31, 1999 in the amount of $32,837, which accrues interest at 4.33% per annum.

    Chapman Capital Management Holdings executed a 10-year note to Chapman Holdings as of October 31, 1996 in the amount of $763,367 which accrued interest at 6.68% per annum. The proceeds of this loan were used by Chapman Capital Management to pay start-up costs in connection with its development of a proprietary investment product and for a non-competition agreement. On
August 14, 1998, this loan was repaid in full.

    On July 29, 1999, Chapman Capital Management Holdings made an unsecured loan of $3,220,000 to Chapman Holdings, in connection with The Chapman Co., which was seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that required Chapman Holdings to repay the amount of the loan upon chapman Capital Management Holdings' demand and with interest due thereon at the brokers call rate as in effect from time to time. Chapman Holdings repaid this loan with accrued interest in full on September 14, 1999.

    Mr. Chapman is president and treasurer and Mr. Bravo is secretary of Chapman General Partner One, Inc.,a Maryland corporation and the general partner of Chapman Limited Partnership I, a Maryland limited partnership, the operations of which consist solely of the ownership and rental of furniture and equipment to The Chapman Co. The Chapman Co. leases furniture and equipment from this partnership, with part of such cost being allocated to Chapman Capital Management Holdings. The lease requires monthly payments of $9,846 and contains one year renewable terms, at the option of The Chapman Co., through September 2000, at which time The Chapman Co. can purchase the furniture and equipment at fair market value. Rent expense allocated to The Chapman Co. under the lease was $118,152 in each of 1998, 1999, of which $0 and $0 were payable to the Chapman Limited Partnership as of December 31, 1998 and December 31, 1999, respectively. Rent expenses allocated to Chapman Capital Management Holdings under this lease agreement was $59,076 in 1998 and $59,076 in 1999.

    On December 14, 1998, The Chapman Co. and Chapman Capital Management paid $19,536 on behalf of Chapman Limited Partnership I for certain taxes and related payments, interest, and penalties. The Chapman Co. and Chapman Capital Management characterized these 1998 payments as an expense for which they will not be reimbursed by the partnership and which is related to The Chapman Co.'s administration of the partnership. On October 22, 1999, Chapman Holdings and Chapman Capital Management Holdings each paid $49,018 on behalf of the partnership for the payment of certain taxes and related payments. Chapman Holdings and Chapman Capital Management Holdings each characterized $24,509 of these 1999 payments as an expense for which they will not be reimbursed by the partnership and which is related to the administration of the partnership. The partnership reimbursed each of Chapman Holdings and Chapman Capital Management Holdings $19,000 of the 1999 payments on March 13, 2000.


    Chapman Holdings shares office space, certain employees and other overhead with certain other entities controlled by Mr. Chapman, including Chapman Capital Management Holdings and Chapman Insurance Agency. Chapman Holdings allocates compensation and benefits expense to Chapman Capital Management Holdings and Chapman Insurance Agency based on actual compensation and benefits expense and the estimated percentage of the employee's time spent performing services for each entity. Chapman Holdings allocates other expenses based on estimated usage. In connection with these allocation arrangements, as of December 31, 1998 and December 31, 1999, Chapman Capital Management Holdings owed Chapman Holdings $180,699 and $96,440, respectively. Chapman Holdings treats these outstanding allocation amounts as normal receivables to be paid in the ordinary course of business, and Chapman Capital Management Holdings treats these outstanding allocation amounts as normal expenses to be paid in the ordinary course of business.


    On November 10, 1998, a receivable of The Chapman Co. was incorrectly coded for deposit to Chapman Capital Management's account. This resulted in an erroneous deposit of $291,207 in the securities account of Chapman Capital Management Holdings. As of December 31, 1998, Chapman Capital Management Holdings owed Chapman Holdings $104,270 of this amount. Chapman Capital Management Holdings repaid the amount in full on January 12, 1999.

    Chapman Holdings and Mr. Chapman entered into a non-exclusive, royalty-free License Agreement on December 26, 1997 pertaining to the company's use of the DEM-Registered Trademark- and Domestic Emerging Markets-Registered Trademark-trademarks that are owned by Mr. Chapman.

    As of June 9, 1998, Chapman Capital Management Holdings and Mr. Chapman entered into a non-exclusive, royalty-free service mark licensing agreement pertaining to the use of the DEM-Registered Trademark-, Domestic Engineering Markets-Registered Trademark-, DEM Index-TM-, DEM Profile-TM-, DEM Universe-TM-, DEM Company-TM-, DEM Multi-Manager-TM-, Chapman-TM-, and C-Eagle-TM- trademarks that are owned by Mr. Chapman.

    EChapman.com has entered into a non-exclusive, royalty-free licensing agreement with Mr. Chapman pertaining to our use of the C-Eagle Logo-TM-, Chapman, Chapman Trading-TM-, Chapman Network-TM-, Chapman Education-TM-, Chapman Marketplace-TM-, Chapman Kids Club-TM-, DEM Index-TM-, DEM Profile-TM-, DEM Universe-TM-, DEM Company-TM-, DEM Community-TM-, DEM Multi-Manager-TM-, EChapman.com-TM-, Domestic Emerging Markets-Registered Trademark-, DEM-Registered Trademark-, trademarks that are owned by Mr. Chapman.

    All transactions with affiliates of Chapman Holdings and Chapman Capital Management Holdings are approved by a majority of the Board of Directors, including a majority of the disinterested Directors, in accordance with Maryland law.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as part of this Registration Statement:



EXHIBIT
 NO.                                 DESCRIPTION


3.1                Articles of Incorporatiion of the Company (Incorporated by reference to Pre-Effective Amendment 2 to the Company's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and
                   Exchange Commission on June 22, 1998).

3.2                Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended
                   December 31, 1998 and incorporated herein by reference).

4                  Form of common stock certificate (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June  30, 1998, as filed with the Securities and Exchange Commission).

10.1               Agreement and Plan of Merger by and between the Company, and eChapman.com, Inc. dated November 15, 1999
                   (Filed as Exhibit 10.4 to Pre-effective Amendment No. 1 to eChapman.com,Inc. Registration Statement on
                   Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on January 18, 2000
                   and hereby incorporated by reference)

10.2               $763,367 Promissory Note to The Chapman Co. from Chapman Capital Management dated October 31, 1997 (Filed as
                   Exhibit 10.11 to Pre-Effective Amendment No. 1 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2
                   (File No. 333-43487) as filed with the Securities and Exchange Commission on February 17, 1998 and hereby incorporated by reference)

10.3               Agreement between Chapman Holdings, Inc. and Chapman Capital Management Holdings, Inc. as to Allocation of
                   Shared Expenses dated as of January 1, 1999 (Filed as Exhibit 10.1 to Chapman Holdings, Inc.'s Quarterly Report
                   on Form 10Q-SB (File No. 0-23587) as filed with the Securities and Exchange Commission on May 17, 1999 and hereby incorporated by reference)

10.4               Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds,
                   Inc. on behalf of The Chapman U.S. Treasury Money Fund and The Chapman Institutional Cash Management Fund dated
                   April 30, 1997 (Filed as Exhibit 5(A) to Post-Effective Amendment No. 13 to The Chapman Funds, Inc.'s
                   Registration Statement on Form N-1A (file Nos. 33-25716;811-5697) as filed with the Securities and Exchange
                   Commission on August 7, 1997 and hereby incorporated by reference)

10.5               Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds,
                   Inc. on behalf of the DEM Equity Fund dated October 28, 1997 (Filed as Exhibit 5(B) to Post-Effective Amendment
                   No. 15 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File No. 33-25716;811-5697) as filed with the Securities and Exchange Commission on March 2, 1998 and hereby incorporated by reference)

10.6               Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds,
                   Inc. on behalf of the DEM Index Fund dated October 28, 1997 (Filed as Exhibit 4(C) to Post-Effective Amendment
                   No. 16 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on May 29, 1998 and hereby incorporated by reference)

10.7               Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds,
                   Inc. on behalf of the DEM Fixed Income Fund dated February 11, 1998 (Filed as Exhibit 4(D) to Post-Effective
                   Amendment No. 17 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697)
                   as filed with the Securities and Exchange Commission on June 12, 1998 and hereby incorporated by reference)

10.8               Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds,
                   Inc. on behalf of the DEM Multi-Manager Equity Fund dated October 23, 1999 (Filed as Exhibit 4(E) to Post-
                   Effective Amendment No. 18 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos.
                   33-25716;811-5697) as filed with the Securities and Exchange Commission on September 30, 1998 and hereby incorporated by reference)

10.9               Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and the Chapman Funds,
                   Inc. on behalf of the DEM Multi-Manager Bond Fund dated October 23, 1998 (Filed as Exhibit 4(F) to Post-Effective
                   Amendment No. 21 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697)
                   as filed with the Securities and Exchange Commission on July 15, 1999 and hereby incorporated by reference)


10.10              Advisory Agreement for Separate Account dated June 1, 1995 (Filed as Exhibit 10.5 to Amendment No. 2 to Chapman
                   Capital Management Holdings, Inc.'s Registration Statement on From SB-2 (File No. 333-51883) as filed with the
                   Securities and Exchange Commission on June 22, 1998 and hereby incorporated by reference)

10.11              Agreement & Declaration of Trust between Chapman Capital Management, Inc. and Bankers Trust Company dated
                   November 1, 1996 (Filed as Exhibit 10.6 to Chapman Capital Management Holding's Registration Statement on
                   Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998 and hereby incorporated by reference)

10.12              Agreement between Bankers Trust Company and Chapman Capital Management, Inc. dated November 1, 1996 (Filed as
                   Exhibit 10.7 to Chapman Capital Management Holding's Registration Statement on Form SB-2 (File No. 333-51883) as
                   filed with the Securities and Exchange Commission on May 5, 1998 and hereby incorporated by reference)

10.13              Agreement between Bankers Trust Company and Chapman Capital Management and Tremont Partners, Inc. and Stamberg
                   Prestia, Ltd. dated November 1, 1996 (Filed as Exhibit 10.8 to Chapman Capital Management Holding's Registration
                   Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998 and hereby incorporated by reference)

10.14              Service Mark License Agreement between Chapman Capital Management Holdings, Inc., Chapman Capital Management,
                   Inc. and Nathan A. Chapman, Jr. dated as of June 9, 1998 Filed as Exhibit 10.10 to Amendment No. 2 to Chapman
                   Capital Management Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-51883) as filed with the
                   Securities and Exchange Commission on June 22, 1998 and hereby incorporated by reference)

10.15              $65,000 Promissory Note to Chapman Capital Management Holdings, Inc. from Nathan A. Chapman, Jr. dated
                   August 21, 1998 (Filed as Exhibit 10.1 to Chapman Capital Management Holdings, Inc.'s Quarterly Report on
                   Form 10Q-SB (File No. 0-24213) as filed with the Securities and Exchange Commission on November 16, 1998 and
                   hereby incorporated by reference)

10.16              $45,000 Demand Note to Chapman Capital Management, Inc. from Nathan A. Chapman, Jr. dated July 2, 1998 (Filed as
                   Exhibit 10.2 to Chapman Capital Management Holdings, Inc.'s Quarterly Report on Form 10Q-SB (File No. 0-24213)
                   as filed with the Securities and Exchange Commission on November 16, 1998 and hereby incorporated by reference)

10.17              $242,000 Promissory Note to Chapman Capital Management Holdings, Inc. from Nathan A. Chapman, Jr. dated as of
                   July 29, 1999 (Filed as Exhibit 10.2 to Chapman Capital Management Holdings, Inc.'s Quarterly Report on
                   Form 10Q-SB as filed with the Securities and Exchange Commission on August 20, 1999 and hereby incorporated by reference)

10.18              Amended and Restated Expense Limitation Agreement by and among The Chapman Funds, Inc., on behalf of
                   The Chapman U.S. Treasury Money Fund, DEM Equity Fund, DEM Index Fund, DEM Multi-Manager Equity Fund and DEM
                   Multi-Manager Bond Fund, and Chapman Capital Management, Inc. dated March 17, 2000 (Filed as
                   Exhibit 10.43 to eChapman.com, Inc. Registration Statement on Form S-4 (File No. 333-91329 as filed with the
                   Securities and Exchange Commission on March 29, 2000, and incorporated by reference).

10.19              Chapman Capital Management Holdings, Inc. 1997 Omnibus Stock Plan  (Incorporated by reference to the
                   Company's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and
                   Exchange Commission on May 5, 1998).

21                 Subsidiaries of the Company (Incorporated by reference to the Company's Registration Statement on Form SB-2
                   (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998).

27                 Financial Data Schedule (filed herewith)



(b) Reports on Form 8-K:

    The Company has filed no reports on Form 8-K during the fourth quarter of fiscal year 1999.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CHAPMAN CAPITAL MANAGEMENT
                                                     HOLDINGS, INC.



Dated:   March 29, 2000                     By:  /S/ NATHAN A. CHAPMAN, JR.
                                                 -------------------------------
                                                     Nathan A. Chapman, Jr.
                                                     Chairman of the Board of
                                                     Directors and President

In accordance with the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURES                      TITLE AND CAPACITY                DATE

/S/ NATHAN A. CHAPMAN, JR.      President and Chairman of the     March 29, 2000
--------------------------      Board (Principal Executive
Nathan A. Chapman, Jr.          Officer)

/S/ MARIA MARKHAM-THOMPSON      Chief Financial Officer           March 29, 2000
--------------------------      (Principal Financial Officer
Maria Markham-Thompson          and Principal Accounting
                                Officer)

The Entire Board of Directors

   Nathan A. Chapman, Jr.
   Theron Stokes
   Earl U. Bravo, Sr.
   Robert L. Wallace

By:  /S/ NATHAN A. CHAPMAN, JR.                                   March 29, 2000
     --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit                          Exhibit Description
No.

23.1           Consent of Arthur Andersen, LLP

24             Power of Attorney

27             Financial Data Schedule