Form 10QSB
period 2000-03-31
CHAPMAN CAPITAL MANAGEMENT HOLDINGS INC
filed 2000-05-15
CIK 1057637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB

\X\ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
\ \ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

As of May 12, 2000, 3,351,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I......................................................................  3

  ITEM 1  FINANCIAL STATEMENTS..............................................  3
  ITEM 2  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................  9

PART II..................................................................... 18

  ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS..................... 18
  ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 18
  ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.............................. 18



                                    PART I

                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     The consolidated financial statements for the three months ended
March 31, 2000 have not been audited but, in the opinion of management, contain all adjustements (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000 or any future periods.

CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000, AND DECEMBER 31, 1999

                                                          MARCH 31,          DECEMBER 31,
                                                            2000                1999
                                                         ----------          ------------
                                                         (UNAUDITED)

ASSETS
   Cash and cash equivalents                              $ 2,415,000        $ 2,680,000
   Investments, at market                                     407,000            356,000
   Management fees receivable:
     From proprietary funds                                   137,000            129,000
     From individually managed accounts                       514,000            446,000
   Receivables from affiliates                                579,000            278,000
   Advances to officer                                        377,000            372,000
   Fixed assets, net                                           45,000             52,000
   Prepaids and other assets                                  151,000            280,000
   Intangible assets, net                                     213,000            245,000
                                                          -----------        -----------
Total assets                                              $ 4,838,000        $ 4,838,000
                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued expenses                  $   296,000        $   356,000
   Due to affiliates                                          102,000            144,000
   Noncompete agreement obligation                            150,000            150,000
                                                          -----------        -----------
Total liabilities                                             548,000            650,000
                                                          -----------        -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 20,000,000 shares
   authorized,3,351,334 issued and outstanding                  3,000              3,000
   Additional paid-in capital                               5,239,000          5,239,000
   Accumulated deficit                                     (1,003,000)        (1,054,000)
   Accumulated comprehensive income adjustment                 51,000                 --
                                                          -----------        -----------
Total stockholders' equity                                  4,290,000          4,188,000
                                                          -----------        -----------
Total liabilities and stockholders' equity                $ 4,838,000        $ 4,838,000
                                                          ===========        ===========


 The accompanying notes are an integral part of these consolidated statements.

CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                    MARCH 31,
                                                          ----------------------------
                                                             2000              1999
                                                          -----------      -----------
                                                          (UNAUDITED)      (UNAUDITED)


REVENUE:
   Advisory and administrative fees                       $1,337,000       $  979,000
   Other income                                               36,000           43,000
                                                          ----------       ----------
Total revenues                                             1,373,000        1,022,000
                                                          ----------       ----------
OPERATING EXPENSE:
   Management fees                                           418,000          351,000
   Compensation and benefits                                 360,000          214,000
   Other operating expense                                   318,000          151,000
   Amortization expense                                       39,000           57,000
   Professionals fees                                         71,000           74,000
   Advertising, promotion and publicity                      116,000           84,000
   Interest expense                                               --            6,000
                                                          ----------       ----------
Total operating expense                                    1,322,000          937,000
                                                          ----------       ----------
Income before income tax provision                            51,000           85,000

INCOME TAX PROVISION                                              --           30,000
                                                          ----------       ----------
Net income                                                $   51,000       $   55,000
                                                          ==========       ==========
Basic and diluted earnings per share                      $      .02       $      .02
                                                          ==========       ==========
Shares used in computing basic earnings per share          3,351,000        3,351,000
                                                          ==========       ==========
Shares used in computing diluted earnings per share        3,361,000        3,351,000
                                                          ==========       ==========



 The accompanying notes are an integral part of these consolidated statements.

CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                MARCH 31,
                                                                ---------
                                                          2000              1999
                                                      -----------        -----------
                                                       (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $    51,000        $    55,000
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                         39,000             57,000
   Effect of changes in assets and liabilities-
     Management fees receivable                           (76,000)           (45,000)
     Due from affiliates                                 (301,000)           (43,000)
     Prepaids and other assets                            129,000            (78,000)
     Accounts payable and accrued expenses                (60,000)          (112,000)
     Income taxes payable                                      --             30,000
     Due to affiliates                                    (42,000)          (209,000)
                                                      -----------        -----------
Net cash used in operating activities                    (260,000)          (345,000)
                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office equipment                                --             (5,000)
   Purchase of investments                                     --           (102,000)
   Advances to officer                                     (5,000)            (1,000)
                                                      -----------        -----------
Net cash used in investing activities                      (5,000)          (108,000)
                                                      -----------        -----------
NET DECREASE IN CASH                                     (265,000)          (453,000)
CASH AND CASH EQUIVALENTS, beginning of year            2,680,000          4,242,000
                                                      -----------        -----------
CASH AND CASH EQUIVALENTS, end of year                $ 2,415,000        $ 3,789,000
                                                      ===========        ===========



 The accompanying notes are an integral part of these consolidated statements.

CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2000

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three-months ended March 31, 2000 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999, included in the Company's Form 10-KSB filed. The Company's operating results are significantly affected by the size of the portfolio it manages. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

2.  RELATED PARTY TRANSACTIONS

Included in receivables from affiliates as of March 31, 2000, is $518,000 due from eChapman.com. This amount represents expenses paid on eChapman's behalf. The realizability of this receivable may be significantly affected if the eChapman.com transaction is not completed.

3.  SUBSEQUENT EVENT

On April 20, 2000, the stockholders of the Company approved the merger of the Company into a wholly owned subsidiary of eChapman.com. The merger will not be effective until the completion of an initial public stock offering of common stock of eChapman.com.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1991. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and in this and other reports filed by the Company.

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

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

     Advisory and administrative revenue is earned by Chapman Capital Management Holdings through its investment advisory and administrative services operations. For the three month period ended March 31, 2000 Chapman Capital Management Holdings generated revenues of $1,373,000 and income before income taxes of $51,000.

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

Assets under management were $838.3 million as of March 31, 2000, compared to $771 million as of December 31, 1999. The $67.3 million increase in assets under management during the quarter resulted from investment performance and the net increase in assets deposited by clients. The Company's assets under management and volatile and subject to change based on among other things, market performance and, as of May 12, 2000, the Company's assets under management were approximately 764.1 million.

In order to comply with the expense limitation requirements of a sub-distributor of institutional shares of the DEM portfolios of The Chapman Funds, Inc., Chapman Capital Management has agreed to expense limitations in favor of the institutional shares of the following portfolios in the following percentages of average daily net assets:

     -    DEM Equity Fund 1.25%

     -    DEM Index Fund 2.00%

     -    DEM Multi-Manager Equity Fund 2.00%

     -    DEM Multi-Manager Bond Fund 2.00%

In order to facilitate retail distribution of the investor shares of the DEM portfolios, Chapman Capital Management has agreed to expense limitations in favor of the investor shares of the following portfolios in the following percentages of average daily net assets:

     -    DEM Equity Fund 2.00%

     -    DEM Index Fund 2.69%

     -    DEM Multi-Manager Equity Fund 3.00%

     -    DEM Multi-Manager Bond Fund 3.00%


In connection with these expense limitations, Chapman Capital Management has agreed to reimburse the portfolios for all expenses in excess of their respective expense limitations until at least December 31, 2000. The service providers to the portfolios typically charge a fixed fee combined with a variable fee determined by such factors as the number of accounts and the net assets of the portfolio. Due to these fixed fees, when the assets of a portfolio are low, as they typically are at the commencement of operations, the fees assessed by service providers can result in expenses significantly in excess of the expense limitations discussed above, requiring reimbursement or direct payments by Chapman Capital Management Holdings.

On March 31, 2000, the amount under management in the DEM Index Fund was $264,345 and Chapman Capital Management Holdings paid costs of $56,817 pursuant to the DEM Index Fund expense limitations for the three month period ended March 31, 2000. Chapman Capital Management Holdings believes that it will be required to reimburse expenses for DEM Index Fund in progressively lower amounts as net assets rise until the expiration of the expense limitations. Further, Chapman Capital Management Holdings expects the amounts that are required to be reimbursed may increase in future periods with the implementation of the DEM Equity Fund expense limitations and the commencement of operations of additional DEM portfolios with their own expense limitations. There can be no assurance that these portfolios will attract net assets sufficient to lower their expenses below their respective expense limitations. To the extent these portfolios are unsuccessful in lowering their expenses below their respective expense limitations, Chapman Capital Management Holdings' results of operations could be materially adversely affected.

RESULT OF OPERATIONS

The following table reflects items in the Statements of Operation as dollar amounts and as percentages of total revenue:


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                     (UNAUDITED)
                                                         2000                        1999
                                                         ----                        ----
                                                              PERCENTAGE                   PERCENTAGE
                                                               OF TOTAL                     OF TOTAL
                                              AMOUNTS          REVENUE      AMOUNTS         REVENUE
                                              -------          -------      -------         -------
REVENUE

Advisory and administrative fees            $1,337,000          97.4%     $  979,000          95.8%

Other income                                    36,000           2.6%         43,000           4.2%
                                            ----------         -----      ----------         -----
          Total Revenue                      1,373,000         100.0%      1,022,000         100.0%
                                            ----------         -----      ----------         -----
OPERATING EXPENSES
Management fees                                418,000          30.5%        351,000          34.3%

Compensation and benefits                      360,000          26.2%        214,000          20.9%

General and administrative                     318,000          23.2%        151,000          14.8%

Amortization and depreciation expense           39,000           2.8%         57,000           5.6%

Advertising, Promotion and Publicity           116,000           8.4%         84,000           8.2%

Professional fees                               71,000           5.2%         74,000           7.3%

Interest Expense                                    --           0.0%          6,000           0.6%
                                            ----------         -----      ----------         -----
          Total operating expenses           1,322,000          96.3%        937,000          91.7%
                                            ----------         -----      ----------         -----
Income before income tax                        51,000           3.7%         85,000           8.3%

Income tax provision                                --          --            30,000           2.9%
                                            ----------         -----      ----------         -----
Net Income                                  $   51,000           3.7%     $   55,000           5.4%
                                            ----------         -----      ----------         -----
                                            ----------         -----      ----------         -----


     Total Revenues increased by $351,000 or 34.3% to $1,373,000 for the three months ended March 31, 2000 from $1,022,000 for the prior comparable period. This increase was primarily due to increased assets under management.

     Advisory and administrative fees revenue increased by $358,000 or 36.6% to $1,337,000 for the three months ended March 31, 2000 from $979,000 for the prior comparable period. This increase was primarily due to a net increase of $201.2 million or 31.6% in assets under management to $838.3 million as of March 31, 2000, from $637.1 million as of March 31, 1999.

     Other income decreased by $7,000 to $36,000 for the three months ended March 31, 2000 from $43,000 for the prior comparable period. This decrease was due to lower cash balances as the net proceeds from the Company's public offering of common stock was used for the Company's business expansion strategy.

     Total expenses increased by $385,000 or 41.1% to $1,322,000 for the three months ended March 31, 2000 from $937,000 for the prior comparable period. Expenses increased in all areas due to expanded operations, including the hiring of additional staff and associated expenses, as well as increased marketing efforts. As a percentage of total revenue, total expenses increased to 96.3% for the three months ending March 31, 2000 from 91.7% for the prior comparable period.

     Management fees, which consist primarily of the Company's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by

$67,000 or 19.1%, to $418,000 for the three months ended March 31, 2000 from $351,000 for the prior comparable period. This increase in management fee expense largely reflects an increase in assets under management of the DEM-MET Trust of $68.3 million or 24.5% to $347.2 million as of March 31, 2000 from $278.9 million as of March 31, 1999, offset by a reduction in fees due to two less sub-advisors working for the DEM-MET Trust. As a percentage of total revenue, this expense decreased to 30.4% for the three months ending March 31, 2000 from 34.3% for the prior comparable period.

Compensation and benefits expense increased by $146,000 or 68.2%, to $360,000 for the three months ended March 31, 2000 from $214,000 for the prior comparable period. This increase is largely due to the addition of three employees over the prior comparable period to support marketing efforts and associated taxes. As a percentage of total revenue, these expenses increased to 26.2 % for the three months ended March 31, 2000 from 20.9% for the prior comparable period.

General and administrative expense increased by $167,000 or 110.60%, to $318,000 for the three months ended March 31, 2000 from $151,000 for the prior comparable period. The largest component of this increase is $86,000 for the payment of reimbursements to mutual funds in accordance with the expense limitation agreements. Other increases were associated with travel expenses of $44,000, conference expenses of $13,000 and administrative support as a result of increased staff. As a percentage of total revenue, this expense increased to 23.2% for the three months ending March 31, 2000 from 14.8% for the prior comparable period.

Advertising expense increased by $32,000 or 38.1%, to $116,000 for the three months ended March 31, 2000 from $84,000 for the prior comparable period. This increase is associated with placement of additional print advertising and other efforts to publicize the Company and its services.

Amortization and depreciation expense decreased by $18,000 or 31.6%, to $39,000 for the three months ended March 31, 2000 from $57,000 for the prior comparable period. This decrease is due to the full amortization of a non-compete agreement during 1999 for DEM-MET. As a percentage of total revenue, this expense decreased to 2.8% for the three months ending March 31, 2000 from 5.6% for the prior comparable period.

Income tax provision decreased by $30,000 or 100% to $0 for the three months ended March 31, 2000 from $30,000 for the prior comparable period. This decrease is due to the use of the Company's net operating loss carryforward generated for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Chapman Capital Management Holdings has financed its operations through capital contributions from its principal stockholder, loans from affiliates, cash flow from operations and the sale of equity securities. Chapman Capital Management Holdings' liquid assets consist primarily of cash, cash equivalents and receivables from advisory clients. Chapman Capital Management Holdings' total assets as of March 31, 2000 were $4,838,000.

On August 14, 1998, Chapman Capital Management Holdings consummated an initial public offering of its common stock pursuant to which Chapman Capital Management Holdings received net proceeds of approximately $5,240,000. Chapman Capital Management Holdings' offering proceeds are invested in The Chapman U.S. Treasury Money Fund which invests in short-term U.S. government securities and repurchase agreements collateralized by such securities.

The final payment of $150,000 on a non-compete agreement pertaining to the DEM-MET Trust is due on demand.

         As of March 31, 2000, the Company had outstanding unsecured loans to Mr. Chapman in the amount of $377,000. The Company's balance of cash and cash equivalents, following the transactions above, was $2,415,000 as of March 31, 2000.

                             YEAR 2000 SYSTEM COSTS

     The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company has completed the inventory and assessment phases of its Year 2000 project plan through an evaluation of its internal and third party software, as well as its primary service providers' computer systems, to determine their ability to accurately process after December 31, 1999. The Company has completed the testing of its critical internal applications systems.

     Although we suffered no significant Year 2000 problems at the start of 2000 or through March 31, 2000, and while we believe that we are taking prudent and necessary action to maintain Year 2000 readiness, we can give no assurance that the Year 2000 issue will not result in future information or communications systems interruptions. Any interruptions could be expected to have a material adverse effect on our business, financial condition, results of operations and business prospects and may subject us to liability to our clients. We are currently building upon our existing contingency plan.

                                   PART II

                               OTHER INFORMATION

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 30, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-51883) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

     The Company has applied Offering proceeds in the amount of approximately $813,000 for the repayment of indebtedness to affiliates to the Company. The Company applied approximately $745,000 to the creation of new investment products, $1,165,000 to expand sales and marketing efforts; $520,000 to promote the DEM strategies, and $850,000 for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final application of such proceeds.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of stockholders on April 20, 2000. The Company's stockholders voted at the special meeting to approve the merger of the Company into a subsidiary of eChapman.com. The following chart indicates the number of shares voting in favor of the matter presented at the special meeting, the number of shares voting against the matter presented at the special meeting and the number of abstentions.


----------------------------------------------------------------------------------------
                 Abstentions      Shares Voting in Favor of        Shares Voting Against
                                          Proposal                        Proposal
-----------------------------------------------------------------------------------------
Common Stock        100                   2,589,576                        0
-----------------------------------------------------------------------------------------



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits required by Item 601 of Regulations S-B:

     Exhibit 27:   Financial Data Schedule.

B.   Reports on From 8-K:


On March 31, 2000, the Company filed a Form 8-K to revise its previously released earnings.

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


                                  CHAPMAN CAPITAL MANAGEMENT HOLDINGS, INC.


                              By:  /s/ Nathan A. Chapman, JR.
                                   ---------------------------------------------
                                   Nathan A. Chapman, Jr.
                                   President, Chairman of the Board and Director


                                   /s/ Maria Markham Thompson
                                   ---------------------------------------------
                                   Maria Markham Thompson, CPA
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)



Date:   May 15, 2000

                                  EXHIBIT INDEX

Exhibit 27     Financial Data Schedule.